Form 10-Q
period 1995-03-31
QUESTECH INC
filed 1995-05-11
CIK 737033

============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                    FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter period ended March 31, 1995

Commission File Number:  2-88617


                               QUESTECH, INC.
             (Exact name of Registrant as specified in its charter)


                                  Virginia
        (State or other jurisdiction of incorporation or organization)

                                  54-0844913
                         (I.R.S. Employer I.D. No.)


               7600A Leesburg Pike, Falls Church, Virginia  22043
                  (Address of principal executive offices)          (Zip code)

                                (703) 760-1000
              (Registrant's telephone number, including area code)

                                     ---
              (Former name, former address and former fiscal year,
                         if changed since last report)




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X      No ____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of the close of business May 1, 1995, the registrant had 1,568,000 shares of Common Stock outstanding, par value $.05 per share.

                         QuesTech, Inc. and Subsidiaries

                                    I N D E X
                                 March 31, 1995







                                                            Page No.

PART I.   Financial Information

  Item 1  Financial Statements

     CONDENSED CONSOLIDATED BALANCE SHEETS                      2

     CONSOLIDATED STATEMENTS OF EARNINGS                        4

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS            5

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY            6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 7

  Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations         8

PART II.  Other Information

  Item 1  Legal Proceedings                                    12

  Item 5  Other Information                                    12

  Item 6  Exhibits and Reports on Form 8K                      12

     EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE            13

Officers' Signatures                                           14

                         QuesTech, Inc. and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                                 Mar. 31       Dec. 31
                                                   1995          1994
                                               (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents ................   $   156,500   $   261,900
  Accounts receivable ......................     7,462,600     9,232,900
  Prepaid expenses and other ...............       360,200       335,500
  Deferred income taxes ....................       968,500       968,500

       Total current assets ................   $ 8,947,800   $10,798,800

EQUIPMENT AND LEASEHOLD IMPROVEMENTS - at
  cost less accumulated depreciation and
  amortization of $6,509,200 and $6,503,800,
  respectively .............................       985,600       938,500
GOODWILL less accumulated amortization of
  $1,301,100 and $1,262,500, respectively ..     1,635,500     1,674,100
DEFERRED INCOME TAXES, net of valuation
  allowance of $148,000 ....................       805,200       805,200
OTHER ASSETS ...............................     1,799,600     1,542,700

  TOTAL ASSETS                                 $14,173,700   $15,759,300

The accompanying notes are an integral part of these statements.

                         QuesTech, Inc. and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 Mar. 31       Dec. 31
                                                   1995          1994
                                               (Unaudited)
CURRENT LIABILITIES
  Line of Credit ...........................   $   578,800   $   254,200
  Current maturities of long-term
    obligations payable ....................        53,100        51,100
  Accounts payable .........................     1,201,100     2,126,900
  Accrued liabilities ......................     4,087,900     5,344,300
  Income taxes
    Currently payable ......................       232,400       119,900

       Total current liabilities ...........   $ 6,153,300   $ 7,896,400

LONG-TERM OBLIGATIONS ......................       198,700       213,300

INDEBTEDNESS TO RELATED PARTIES ............     1,192,500     1,188,800

ACCRUED POST-RETIREMENT BENEFIT COST .......     1,064,800       976,800

OTHER LONG-TERM OBLIGATIONS ................       812,800       831,300

       Total Liabilities ...................   $ 9,422,100   $11,106,600


STOCKHOLDERS' EQUITY
  Common stock - authorized 3,000,000
      shares of $.05 par value, issued
      1,578,000 shares, outstanding
      1,568,000 shares at March 31, 1995
      and December 31, 1994 ................        78,900        78,900
  Additional paid in capital ...............     2,722,700     2,722,700
  Retained earnings ........................     2,412,500     2,313,600
  Less Treasury Stock at cost ..............       <30,000>      <30,000>
  Due from SECT ............................      <432,500>     <432,500>

       Total Stockholders' Equity ..........   $ 4,751,600   $ 4,652,700

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $14,173,700   $15,759,300



The accompanying notes are an integral part of these statements.

                         QuesTech, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)



                                                Three Months Ended March 31,
                                                      1995          1994

Revenues ......................................  $12,253,400  $11,780,800

Operating expenses
  Salaries, wages and employee benefits .......    7,184,400    6,867,600
  Other operating expenses ....................    4,774,400    4,634,900

        Total operating expenses ..............  $11,958,800  $11,502,500

        Income from operations ................      294,600      278,300

Other expense

  Interest expense ............................      <92,800>    <113,900>

       Earnings before income taxes ...........  $   201,800  $   164,400

Provision for income taxes ....................      102,900       77,300
       Net earnings ...........................  $    98,900  $    87,100

Earnings per share.............................  $       .07  $       .06

Common shares and equivalents outstanding .....    1,446,816    1,346,208


The accompanying notes are an integral part of these statements.

                         QuesTech, Inc. and Subsidiaries

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         Three Months
                                                        Ended March 31
                                                      1995          1994
Increase <Decrease> in Cash and Cash Equivalents

Cash flows from operating activities:
  Net earnings ................................  $    98,900   $    87,100
Adjustments to reconcile net earnings to
  Net cash provided by operating activities:
    Depreciation and amortization .............      139,900       155,500
    Amortization of deferred credits ..........          --        <52,900>
    Reserve for unrecovered contract costs
      and doubtful accounts ...................          --        <12,000>
    Increase in fund value of nonqualifying
      plan assets .............................      <55,200>          --
    Accrued post-employment benefits ..........       24,100        20,600
    Accrued post-retirement benefits ..........      120,000       133,600
    Changes in assets and liabilities .........     <509,200>     <707,300>
      Net cash <used in> operating activities .     <181,500>     <375,400>

Cash flows from investing activities:
  Capital expenditures ........................     <172,100>      <51,100>
  Proceeds from return on investment in
    whole life policies .......................         --          90,000
      Net cash provided by <used in> investing
        activities ............................     <172,100>       38,900

Cash flows from financing activities:
  Increase <decrease> in Line of Credit .......      324,600       849,400
  Financing of SECT's stock acquisition .......          --       <432,500>
  Repayment of long-term debt .................      <12,600>      <50,300>
  Indebtedness to Related Parties .............      <46,700>      <56,800>
  Repayment of Other Long-Term Obligations ....      <17,100>      <10,800>
      Net cash provided by financing
        activities ............................      248,200       299,000

Effect of Exchange Rate Changes on cash .......          --            --
Net <decrease> in cash ........................     <105,400>      <37,500>
Cash, beginning of period .....................      261,900       172,500

Cash, end of period ...........................  $   156,500   $   135,000

Cash payments for:
  Interest ....................................  $    41,900   $    53,100
  Income taxes ................................          --        322,700

The accompanying notes are an integral part of these statements.


                   QuesTech, Inc. and Subsidiaries

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                      Three Months
                                                     Ended March 31
                                                   1995         1994
Common Stock:

  Balance at March 31,
    Issued 1,578,000 shares (including 10,000
      treasury shares in 1995 and 1994) .....  $   78,900   $   78,900

Additional paid in capital ..................   2,722,700    2,722,700

Retained Earnings:

  Balance at January 1 ......................   2,313,600    1,995,800
  Net Earnings ..............................      98,900       87,100

  Balance at March 31 .......................   2,412,500    2,082,900

Cost of Treasury Stock:

  Balance at March 31 .......................     <30,000>     <30,000>

Due from SECT (including 221,792 shares in
  1995 and 1994) ............................    <432,500>    <432,500>

Total Stockholders' Equity ..................  $4,751,600   $4,422,000





The accompanying notes are an integral part of these statements.

                        QuesTech, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                             March 31, 1995 and 1994
                                   (Unaudited)




General

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information presented not misleading.

     In the opinion of management, the accompanying condensed financial statements for the periods presented reflect all adjustments and reclassifications that are necessary for fair presentation. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the company's latest annual report to the Securities and Exchange Commission on Form 10-K.

Earnings Per Share

     The computation of earnings per common share is based on the weighted average number of common, and if dilutive, common equivalent shares outstanding, during each quarter. Although outstanding, the shares held by the Company-controlled Stock Employee Compensation Trust are excluded from the weighted average number of shares, for purposes of calculating earnings per share. As of March 31, 1995, a total of 319,500 shares are subject to outstanding employee stock option agreements and accounted for as dilutive common stock equivalents under the treasury stock method. The strike prices of these options are $1.75, $1.87 and $4.00 per share. The bid price of the Company's stock at March 31, 1995 was $4.62 per share.

Statement of Cash Flows

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Item 2.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations


RESULTS OF OPERATIONS

     The following table sets forth the percentages of major items reflected in the Unaudited Consolidated Statement of Earnings as a percentage of revenue.

                                                  Three Months Ended
                                                       March 31
                                                   1995        1994

Revenues                                          100.00%     100.00%
Operating Expenses                                 97.60%      97.64%

Income from operations                              2.40%       2.36%
Other income (expense)                              <.76%>      <.96%>
Provision for income taxes                          <.84%>      <.66%>

     Net Earnings                                    .80%        .74%

     During the first quarter of 1995, the Company's revenues increased 4% over the same period in 1994. QuesTech Research Division ("QTRD"), the Company's primary operating division, provided 95% of the Company's revenues, up from 87% for the same period last year. The impact of a business unit on the Company's revenue mix at any one time is affected by its utilization of resources as directed by contract. QTRD's position was enhanced by a 12% increase in its revenues, which rose over last year by approximately $1.3 million. The revenue increase for 1995 was driven primarily by increased utilization of in-house direct labor, in lieu of subcontracted efforts, thereby resulting in more favorable gross margins. Revenues were further boosted by performance on new contracts/task orders awarded during the fourth quarter of last year. Despite QTRD's performance, the Company's growth was diminished by the continued business contraction of another subsidiary, QuesTech Service Company ("QTSC"), which posted revenues at half of last year's level, due to the loss of a major contract. Although QTSC's revenues for 1995 are expected to be less than 1994, revenue margins on its remaining contracts adequately covered its cost of operations, thereby helping boost operating margins for the Company as a whole. No sales were recognized for QuesTech Ventures, Inc. ("QVI"), which had unfilled sales orders, pending its completion of equipment set-up and initial facility build-out.

     Operating expenses increased slightly less than 4% in the aggregate, with most of the increase due to higher labor costs and related fringe. A substantial amount of the labor cost increase was contractually required in accordance with customer task orders. Despite a $0.5 million decline in costs related to direct subcontract and B&P efforts, other operating expenses increased due to the following:

     (a) start-up costs incurred in connection with equipment set-up and product development efforts at QVI. Management does not expect to post sales for QVI until commencement of production during the second half of the year;

     (b)  increased purchases of direct materials and other direct costs;

     (c) facility related expenses, including moving expenses associated with the consolidation of the corporate headquarters office in the newly reduced lease space. Cost savings from the newly negotiated corporate headquarters' lease, which was consummated during April, 1995, will be reflected in the results of operations for the remainder of the year;

     (d) additional litigation expenses incurred in the Company's ongoing litigation against its former landlord.

     For the same period last year, most of the expense increase was due to higher expenditures towards bids and proposals, and procurement of direct subcontracts and materials.

     Income from Operations increased 6% over last year as a result of favorable margins on existing contracts. Additionally, QTSC's operating margins almost tripled, despite its revenue drop to half of last year's level.

     The Company did not assume new long-term borrowings during 1995, thereby benefiting from interest cost savings during the current year.

     Pre-tax earnings were up 23%, due to the combined favorable impact of improved operating margins and interest cost savings. For the remainder of the year, the Company projects an effective tax rate of 51%, after accounting for the estimated effect of goodwill amortization costs and other expenses that are non-deductible for tax purposes. Despite the increased provision for income taxes, net earnings rose 14%, from $87,100 during 1994 to $98,900 during 1995 due to favorable operating margins and interest cost savings.

     Per share earnings were $0.07, up from $0.06 last year. For purposes of calculating earnings per share, total outstanding shares were reduced by the number of shares held by the SECT and increased by the dilutive effect of common stock equivalents.

LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth certain financial data with respect to changes in the Company's liquidity and capital resources since December 31, 1994 (in thousands of dollars except for ratios):

                             3/31/95       12/31/94    NET CHANGES

Working capital             $ 2,795        $ 2,903       $ <108>
Current assets                8,948         10,799       <1,851>
Current liabilities           6,153          7,896       <1,743>
Working capital ratio (1)      1.45           1.37            6%
(1)  Current assets over current liabilities.

     During the first quarter, the Company used cash from operations (primarily, collections on receivables) and proceeds from its line of credit to finance the following transactions, the related costs for which were included in accrued liabilities of the financial statements at December 31, 1994:

- - - - - - - - payment made to the headquarters' landlord for lease termination costs, including accrued legal expenses, amounting to approximately $1 million;

- - - - - - - - accrued amounts for direct materials and subcontractor costs amounting to $1 million;

- - - - - - - - annual pay-outs to retirees and terminated participants of the Deferred
Compensation Plan.

     Additionally, the Company incurred greater amounts of capital expenditures towards leasehold improvements, new personal computers, and new furniture during the quarter, compared to the same period last year.

     Management believes that the Company does not owe additional tax payments on its estimated 1994 taxable income, as of the return's due date. Estimated tax payments of $61,500 for the first quarter were made during April, 1995.

     The Board of Directors of the Company has previously authorized the Company to utilize its existing line of credit with the Signet Bank for the purpose of financing the Company's performance of QVI under the Supply Agreement with Munchkin Bottling Co., Inc. It is expected that expenditures in connection with that performance will be up to $1.5 million. Of this amount, approximately $750,000 has been committed towards the purchase of custom forming units and related equipment consisting of heating and material handling units. On March 13, 1995, the Company's Board of Directors authorized management to negotiate and execute, subject to the Board's approval, all necessary documentation to implement the financing, by ten-year Industrial Revenue Bonds, of an investment of up to approximately $3.7 million, in the aggregate, which will be applied towards the purchase of machines for QVI, plus the lease of an approved production facility. The cost of the machines include costs of configuring several specialized pieces of equipment designed to produce thermoformed containers en masse, in addition to the costs of plant and other equipment.

     By the second half of the year, management expects to allocate an additional $500,000 towards the implementation of a new corporate information system and required leasehold improvements to accommodate the consolidation of the headquarters' staff in one floor of the 7600-A facility.

INFLATION

     The impact of inflation on the Company's costs should be minimal due to the fact that increased costs of this type are normally included in the pricing structure or otherwise recovered through reimbursement of contract costs incurred.

BACKLOG

     The term "backlog" as used herein includes the aggregate contract revenues, remaining to be earned at the stated time, to the extent of the value of the contract award thereunder. Virtually all of the Company's backlog is expected to be completed within three years. The following table reflects the Company's funded and unfunded backlog as of March 31, 1995 and March 31, 1994.

                Funded Backlog                 Unfunded Backlog
                   March 31                        March 31
              1995          1994              1995           1994

          $49,677,300   $30,510,000      $175,410,400   $140,940,000

The term "funded" used herein refers to the portion of aggregate contract revenues remaining to be earned that is covered by funding appropriations and allotments to the contract by the procuring agency. The term "unfunded" refers to the excess of the value of the contract award over the funded value. Management does not provide any assurance that the customer will authorize funding amounts in addition to funding commitments existing as of the period just ended.

                                     PART II


Item 1.  Legal Proceedings

     There have been no material developments in litigation involving the Company as previously reported in its Form 10-K filing for the year ended December 31, 1994.

Item 2.  Other Information

     During April, 1995, management authorized its legal representatives in Canada to undertake the appropriate measures to formally close out its Canadian subsidiary, QuesTech North American Limited ("QNAL"). The Company has not had any corporate presence or operation in Canada since it closed down its Ontario facility in 1992. The subject transaction does not have any impact on the financial statements.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     11.  Statement of Computation of Earnings Per Share.

(b)  Reports on Form 8-K:

          No reports were filed by the Company on form 8-K for the period January 1, 1995 through March 31, 1995.

                                S.E.C FORM 10-Q

                                 March 31, 1995

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant as duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        QUESTECH, INC.
                                                         (Registrant)




Date:                                          Vincent L. Salvatori
                                               Chief Executive Officer and
                                               Chairman of the Board




Date:                                          Joseph P. O'Connell, Jr.
                                               Vice President and
                                               Chief Financial Officer