Form 10-Q
period 1995-06-03
QUESTECH INC
filed 1995-08-14
CIK 737033

============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                    FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter period ended June 30, 1995

Commission File Number:  2-88617


                               QUESTECH, INC.
             (Exact name of Registrant as specified in its charter)


                                 Virginia                       54-0844913
         (State or other jurisdiction of incorporation or organization
                         (I.R.S. Employer I.D. No.)


               7600A Leesburg Pike, Falls Church, Virginia  22043
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

     As of the close of business August 1, 1995, the registrant had 1,568,000 shares of Common Stock outstanding, par value $.05 per share.

                         QuesTech, Inc. and Subsidiaries

                                    I N D E X
                                  June 30, 1995




                                                               Page No.

PART I.   Financial Information

  Item 1  Financial Statements (Unaudited)

     CONDENSED CONSOLIDATED BALANCE SHEETS - June 30, 1995
     and December 31, 1994                                        2

     CONSOLIDATED STATEMENTS OF EARNINGS - Three Months
     ended June 30, 1995 and 1994; Six Months ended June 30,
     1995 and 1994                                                4

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Six
     Months ended June 30, 1995 and 1994                          5

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - Six
     Months ended June 30, 1995 and 1994                          6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30,
     1995 and June 30, 1994                                       7

  Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations           8

PART II.  Other Information

  Item 1  Legal Proceedings                                      12

  Item 5  Other Information                                      13

  Item 6  Exhibits and Reports on Form 8-K                       13

Officers' Signatures                                             14

EXHIBIT 10 - AMENDMENT NO. 10 TO LOAN AND SECURITY
             AGREEMENT

EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE

Appendix A

                         QuesTech, Inc. and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                  June 30       Dec. 31
                                                   1995           1994
                                                (Unaudited)      (Note)
CURRENT ASSETS
  Cash and cash equivalents .................   $   130,400   $   261,900
  Accounts receivable .......................     7,697,100     9,232,900
  Inventories ...............................           --           --
  Prepaid expenses and other ................       266,000       335,500
  Deferred income taxes .....................       968,500       968,500

       Total current assets .................   $ 9,062,000   $10,798,800

EQUIPMENT AND LEASEHOLD IMPROVEMENTS - at
  cost less accumulated depreciation and
  amortization of $6,619,200 and
  $6,503,800, respectively ..................     1,106,900       938,500
GOODWILL, less accumulated amortization of
  $1,339,700 and $1,262,500, respectively ...     1,596,900     1,674,100
DEFERRED INCOME TAXES, net of valuation
  allowance of $148,000 .....................       805,200       805,200
OTHER ASSETS ................................     2,077,200     1,542,700

  TOTAL ASSETS                                  $14,648,200   $15,759,300



NOTE: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these statements.



                         QuesTech, Inc. and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  June 30       Dec. 31
                                                   1995           1994
                                                (Unaudited)      (Note)
CURRENT LIABILITIES
  Line of Credit ............................   $   336,100  $   254,200
  Current maturities of long-term
    obligations .............................        54,100       51,100
  Accounts payable ..........................     1,789,700    2,126,900
  Accrued liabilities .......................     4,097,900    5,344,300
  Income taxes - Currently payable ..........       222,800      119,900

       Total current liabilities ............   $ 6,500,600  $ 7,896,400

LONG-TERM OBLIGATIONS .......................       184,800      213,300

INDEBTEDNESS TO RELATED PARTIES .............     1,205,800    1,188,800

ACCRUED POST-RETIREMENT BENEFIT COST ........     1,047,800      976,800

OTHER LONG TERM OBLIGATIONS .................       794,000      831,300

       Total Liabilities ....................   $ 9,733,000  $11,106,600

STOCKHOLDERS' EQUITY
  Common stock - authorized 3,000,000
      shares of $.05 par value, issued
      1,578,000 shares, outstanding
      1,568,000 shares at June 30, 1995
      and December 31, 1994 .................        78,900       78,900
  Additional paid in capital ................     2,720,100    2,722,700
  Retained earnings .........................     2,553,000    2,313,600
  Less Treasury Stock at cost ...............       <30,000>     <30,000>
  Due from SECT .............................      <406,800>    <432,500>

       Total Stockholders' Equity ...........   $ 4,915,200  $ 4,652,700

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $14,648,200  $15,759,300


NOTE: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these statements.

                                      QuesTech, Inc. and Subsidiaries

                             CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)



                                             Three Months Ended June 30,  Six Months Ended June 30,
                                                  1995          1994          1995          1994

Revenues ...................................  $15,479,800   $13,666,700   $27,733,200   $25,447,500

Operating expenses
  Salaries, wages and employee benefits ....    7,209,700     6,865,500    14,394,100    13,733,100
  Other operating expenses .................    7,665,800     6,486,100    12,440,200    11,121,000

        Total operating expenses ...........  $14,875,500   $13,351,600   $26,834,300   $24,854,100

        Income from operations .............      604,300       315,100       898,900       593,400

  Other expense ............................     <223,000>          --       <223,000>          --
  Interest expense .........................      <94,700>      <81,400>     <187,500>     <195,300>

        Earnings before income taxes .......  $   286,600   $   233,700   $   488,400   $   398,100

Provision for income taxes .................      146,100       109,900       249,000      <187,200>

        Net earnings .......................  $   140,500   $   123,800   $   239,400   $   210,900

Earnings per share:
   Primary .................................  $       .10   $       .09   $       .17   $       .15
   Fully diluted ...........................          .09           .09           .16           .15

Weighted average number of common shares
 outstanding:
   Primary .................................    1,425,570     1,385,520     1,415,718    1,374,026
   Fully diluted ...........................    1,547,144     1,405,029     1,547,144    1,405,029

The accompanying notes are an integral part of these statements.
                         QuesTech, Inc. and Subsidiaries

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         Six Months
                                                       Ended June 30
                                                     1995          1994
Increase <Decrease> in Cash and Cash Equivalents

Cash flows from operating activities:
Net Earnings ..................................  $   239,400   $   210,900
Adjustments to reconcile net earnings to
  net cash flows from operating activities:
      Depreciation and amortization ...........      306,700       332,000
      Amortization of deferred credits ........          --       <103,000>
      Other accrued costs .....................          --        <84,900>
      Increase in fund values of nonqualifying
        plan assets ...........................     <102,000>      <59,000>
      Accrued post-employment benefits ........       47,600        41,200
      Accrued post-retirement benefits ........      240,000       267,100
      Changes in assets and liabilities .......     <362,200>      510,500


      Net cash provided by operating activities  $   369,500   $ 1,114,800

Cash flows from investing activities:
    Capital expenditures ......................     <459,300>     <137,400>
    Proceeds from return on investment in
      whole life policies .....................          --         90,000

      Net cash used in investing activities ...     <459,300>      <47,400>

Cash flows from financing activities:
    Increase/Decrease in Line of Credit .......       81,900      <535,200>
    Cash advance to SECT for stock acquisition                    <432,500>
    Cash proceeds from exercise of stock
      options .................................       25,700           --
    Repayment of long-term debt ...............      <25,500>      <72,900>
    Repayment of indebtedness
      to related parties ......................      <89,300>      <83,600>
    Repayment of other long-term debt .........      <34,500>      <27,400>

      Net cash used in financing activities ...      <41,700>  $<1,151,600>

Net decrease in cash ..........................  $  <131,500>  $   <84,200>
Cash, Beginning of period .....................      261,900       172,500

Cash, End of period ...........................  $   130,400   $    88,300

Cash payments for:
      Interest ................................  $    53,600   $    72,000
      Income taxes ............................      155,800       435,100

The accompanying notes are an integral part of these statements.

                         QuesTech, Inc. and Subsidiaries

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                       Six Months
                                                     Ended June 30
                                                   1995         1994

Common Stock issued 1,578,000 shares
  (including 10,000 treasury shares) ........   $   78,900   $   78,900

Additional paid in capital ..................   $2,720,100   $2,722,700

Retained Earnings:

  Balance at January 1 ......................    2,313,600    1,995,800
  Net Earnings ..............................      239,400      210,900

  Balance at June 30 ........................   $2,553,000   $2,206,700

Cost of Treasury Stock:

  Balance at June 30 ........................   $  <30,000>  $  <30,000>

Due from SECT ...............................     <406,800>    <432,500>

Total Stockholders' Equity ..................   $4,915,200   $4,545,800





The accompanying notes are an integral part of these statements.




                         QuesTech, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                             June 30, 1995 and 1994
                                   (Unaudited)




Basis of Presentation

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

     In the opinion of management, the accompanying condensed financial statements reflect all necessary adjustments and reclassifications that are necessary for fair presentation for the periods presented. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the company's latest annual report to the Securities and Exchange Commission on Form 10-K. The results of operations for the three and six-month periods ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

Earnings Per Share

     Under the treasury stock method, per share earnings are calculated based on weighted average shares, after accounting for dilutive common stock equivalents, which consist of previously granted stock options with exercise prices at $1.75, $1.875, and $4.00 per share. Outstanding shares are reduced by the shares held by the Stock Employee Compensation Trust (SECT). See
Exhibit 11. For primary earnings per share, the computation for the period prior to exercise is based on the average market price of common stock during the period the exercised options were outstanding. For fully diluted earnings per share, the computation for the period prior to exercise is based on the market price of common stock when the options were exercised. Incremental shares are weighted for the period that the options are outstanding. The bid price of the stock at June 30, 1995 was $8.625 per share.

Statement of Cash Flows

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Item 2.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations


RESULTS OF OPERATIONS

     The following table sets forth the percentages of major items reflected in the Unaudited Consolidated Statements of Earnings as a percentage of revenue.

                                                   Six Months Ended
                                                       June 30
                                                   1995        1994
                                                             (restated)

Revenues                                          100.00%     100.00%
Operating Expenses                                 96.76       97.67

Income from operations                              3.24%       2.33%
Other expense                                       <.80>         --
Interest                                            <.68>       <.77>
Provision for income taxes                          <.90>       <.74>

     Net Earnings                                    .86%        .82%

     For the quarter ended June 30, 1995, the Company posted revenues of $15.5 million, up by $1.8 million or 13% over last year; for the first half of the year, revenues were $27.7 million, up $2.3 million or 9% over last year. Continued business growth was due mainly to QuesTech Research Division ("QTRD"), which experienced a contract revenue increase of 19% for the quarter and 16% for the half year, when compared to last year. Contract revenues rose as a result of an increase in billable labor hours. QTRD was recently awarded a five-year contract with a potential value of $300 million, the largest contract in the Company's history. The contract calls for technical engineering and fabrication support services for the Department of the Army. Performance on this contract has stalled, pending the government's resolution of an award protest filed by a competitor. Competitor bid protests are not unusual in awards involving large contracts; although optimistic, management does not provide any assurance of favorable results of the protest. QuesTech Ventures, Inc., a subsidiary, did not report any sales during the quarter. QuesTech Service Company continues to operate at half of last year's levels but with improved margins.

     Operating expenses were $14.9 million and $26.8 million for the quarter and the half year, up $1.5 million and $2.0 million, respectively when compared to last year. Most of the cost increase was driven by labor and materials requirements of government contracts. Additional costs were incurred in connection with the following: equipment set-up and other start-up costs at QVI; site inspection and travel; on-going building repairs, moving and re-arrangement expenses engendered by the consolidation of the headquarters' staff in office space that has been reduced by over 60%; and new employee relocation and recruitment. These expenses were mitigated in part by cost savings arising from the renegotiated lease at the headquarters' facility and from reduced B&P efforts.

     Income from operations increased 92% and 51% for the quarter and the half year, respectively, due to the combined effects of improved project management and corporate efforts to streamline and consolidate operations. Since 1989, management has undertaken a massive cost-restructuring initiative which runs the gamut from the downsizing of indirect costs and judicious B&P/IR&D planning to renegotiation of its facility lease.

     During the quarter, litigation involving the Company's former landlord was concluded on terms unfavorable to the Company. The costs incurred on these legal proceedings, amounted to approximately $222,000 and are reported as Other Expense in the financial statements. These costs do not include any provision for attorney's fees sought by the former landlord in a court petition to be filed during the next quarter. See Part II, Item 1.

     Interest expense rose during the quarter due to more frequent line of credit borrowings to finance the growth in operations. The increase in interest expense, coupled with Other Expense as described, scaled back the quarterly earnings growth on both the pre-tax and net bases, which were up 22.6% and 13.5% respectively. For the six-month period pre-tax and net earnings reflected slightly higher growth rates than the quarterly results due to year-to-date interest cost savings.

     Earnings per share calculation reflects, in its base, the inclusion of 13,200 shares released by the Stock Employee Compensation Trust and dilutive common stock equivalents for 304,000 stock option shares. Reflecting full dilution, earnings per share for the quarter were $0.09, which were the same as last year, and $.16, up $.01 for the half year. Primary earnings per share were $.10 and $.17, up $.01 and $.02, for the quarter and half year respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth certain financial data with respect to changes in the Company's liquidity and capital resources since December 31, 1994: (in thousands of dollars except ratios)

                             6/30/95       12/31/94    NET CHANGES

Working capital              $2,561        $ 2,903       $  <342>
Current assets                9,062         10,799        <1,737>
Current liabilities           6,501          7,896        <1,395>
Working capital ratio (1)      1.39           1.37           .02

(1)  Current assets over current liabilities.


     During the second quarter, the Company benefited from improved cash flows due to increased income from operations, supplemented by short-term borrowings. The Company also received cash from certain officers and directors who exercised their options to purchase 13,200 shares of stock. Shares held by the Stock Employee Compensation Trust were released accordingly. Cash proceeds were applied towards the following:

     - paydowns on long-term debt.

     - capital acquisition and investments including leasehold improvements at the corporate headquarters' office; new personal computers and furniture; and facility and equipment build-out at QVI. These amounted to $459,300 in the aggregate.

     The Company is outfitting QVI's existing plant to begin production at a capacity that will enable it to partially satisfy Munchkin's sales requirements for infant bottle liners for next year. QVI is expected to undertake a multi-million dollar investment in plant and machinery to meet its contractual requirements. As an alternative to leasing a larger production plant, management is exploring the financial viability of purchasing a turnkey facility, developed according to certain technical specifications. Financing terms through 10-year Industrial Revenue Bonds are currently being negotiated subject to approval by the Board of Directors.

INFLATION

     The impact of inflation on the Company's costs should be minimal due to the fact that increased costs of this type are normally included in the pricing structure or otherwise recovered through reimbursement of contract costs incurred.

BACKLOG

     The term "backlog" as used herein includes the aggregate contract revenues, remaining to be earned at the stated time, to the extent of the value of the contract award thereunder. Virtually all of the Company's backlog is expected to be completed within four years. The following table reflects the Company's funded and unfunded backlog as of June 30, 1995 and June 30, 1994.

                Funded Backlog                 Unfunded Backlog
                    June 30                         June 30
              1995          1994              1995          1994

          $31,679,000   $33,300,000     *$472,071,000  $146,017,000

     *The unfunded backlog includes the $300 million contract value of the recently awarded Department of the Army contract which is currently the subject of a protest.

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

                                     PART II


Item 1.  Legal Proceedings

     The following information is furnished regarding material pending litigation involving the Company and specifically, proceedings which have been terminated during the period covered by this Report. Litigation as reported in the Company's 1994 Annual Report, in which there have been no material developments during the second quarter, has been omitted.

     a.   QuesTech, Inc. v. 7600 Limited Partnership.

          This civil action for damages against the Company's former landlord at the Headquarters Building, 7600 Limited Partnership ("7600 L.P."), pending in the Circuit Court for Fairfax County, Virginia, was concluded on May 22, 1995. In this case, the Company sought damages of approximately $500,000 as a result of 7600 L.P. having charged the Company for 114,759 square feet of office space which was an improper calculation under any recognized standard for measuring space. The error caused the Company to be charged rent on approximately 5,500 square feet it never received. The landlord originally defended the case on the grounds that the Company's lease was unambiguous because it set forth the amount of total square footage. After extensive motions, practice and argument, the Circuit Court determined that the lease was ambiguous in this regard and ordered the case for trial to take evidence on the parties' intention on the amount of square footage. On May 22, 1995, when the case was to be tried to a jury, the Circuit Court (a different judge from the one that had ruled on the motion) overruled the first ruling, and declared the lease to be unambiguous regarding the amount of square footage. Accordingly, the case was dismissed on a motion before the jury was empaneled.

          Management has determined not to take an appeal of the Court's ruling on May 22, 1995 because it does not believe the expenditure of any further attorney's fees and costs in the case is warranted, in view of the chance of obtaining a new trial. The Company will have to defend 7600 L.P.'s Petition for Attorneys' Fees which it expects to be filed in the next quarter.

     b.   QuesTech, Inc. v. 7600 Limited Partnership.

          This civil action for damages sought in excess of $500,000 against 7600 L.P., and was pending in the Circuit Court for Fairfax County. The basis of the case, concluded on June 14, 1995, was that under paragraph 19 of the Company's Headquarters' lease, the Company was relieved of all liability for 9,250 square feet of the second floor of the Headquarters Building when it entered into a sublease with Science Applications International Corporation for that space in April, 1992. On 7600 L.P.'s motion for summary judgment in the early stages of the case, the Circuit Court had ruled that the language of paragraph 19 indicated that the Company had been released of liability for this space and that 7600 L.P. had the burden of proving waiver or estoppel on the part of the Company. The Company sought a trial by jury as to these issues.

          On June 13-14, 1995, the circuit Court held a preliminary evidentiary hearing on whether the provisions were ambiguous. The Court decided that while paragraph 19 was ambiguous as to whether the Company was released of liability, the subject language in effect should be disregarded; therefore there was no release of the Company as to this space. The Company objected to this ruling specifically because of the fact that it was made without empaneling a jury to decide these issues.

          The management of the Company has determined not to take an appeal of the Circuit Court's decision because of its determination not to expand further attorneys' fees and costs for this litigation. 7600 L.P. will be filing the Petition for Attorneys' Fees in the next quarter which the Company will actively defend.

          The Company, including its subsidiaries, are not subject to any other material pending legal proceedings, and none of the assets of the Company or its subsidiaries are subject to any such proceedings, other than what constitutes routine litigation incidental to the business and against which the Company is either adequately insured or which is not material.


Item 5.  Other Information




Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     10.  Material Contracts

          (z1) Loan and Security Agreement between the Company and Signet Bank of Virginia dated May 31, 1995, Amendment No. 10.

     ll.  Statement of Computation of Earnings Per Share.

(b)  Reports on Form 8-K:

          No reports on Form 8-K were required to be filed during the second quarter of 1995.

                                S.E.C. FORM 10-Q

                                  June 30, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               QUESTECH, INC.
                                                (Registrant)




Date:  ______________________           ________________________________
                                          Vincent L. Salvatori
                                          Chief Executive Officer
                                          and Chairman of the Board



Date:  ______________________           ________________________________
                                          Joseph P. O'Connell, Jr.
                                          Vice President and
                                          Chief Financial Officer

                                                                   EXHIBIT 10

                 AMENDMENT NO. 10 TO LOAN AND SECURITY AGREEMENT

     THIS AMENDMENT NO. 10 TO LOAN AND SECURITY AGREEMENT (this "Amendment"), dated as of the 31st day of May, 1995, is made by and among QuesTech, Inc., a Virginia Corporation, QuesTech Service Company, a Virginia Corporation (the "Borrowers") and SIGNET BANK/VIRGINIA, a Virginia banking corporation (the "Lender").

                                    RECITALS

A. The Lender and the Borrowers entered into a Loan and Security Agreement, dated as of July 15, 1991, (as amended through the date hereof, the "Agreement") pursuant to which the Lender has agreed to extend credit to the Borrowers, and the Borrowers have agreed to obtain credit from the Lender, on the terms and conditions set forth in such Agreement.

B. The Borrowers have requested that the Lender modify the Termination Date, and the Lender has consented to such request subject to the execution of this Amendment and the satisfaction of the conditions specified herein.

C. The Borrowers and the Lender now desire to execute this Amendment to set forth their agreements with respect to the modifications to the Agreement.

     Accordingly, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Lender and the Borrowers agree as follows:

     SECTION 1. Definitions. Capitalized terms used in this Amendment and not defined herein are defined in the Agreement.

     SECTION 2. Amendments to Agreement. The Agreement is hereby amended as follows:

                    2.1 Amendments to Section 1. Section 1 of the Agreement is amended as follows:

                         Termination Date.  The definition of the term
Termination Date is replaced in its entirety with the following definition:

                              "Termination Date" means August 31, 1995, and
any extension or extensions hereof granted by the Lender in its sole discretion.

     SECTION 3. Representations and Warranties of Borrowers. The Borrowers represent and warrant to the Lender that:

          (a) They have the power and authority to enter into and to perform this Amendment, to execute and deliver all documents relating to this Amendment, and to incur the obligations provided for in this Amendment, all of which have been duly authorized and approved in accordance with the Borrowers' corporate documents;

          (b) This Amendment, together with all documents executed pursuant hereto, shall constitute when executed the valid and legally binding obligations of the Borrowers in accordance with their respective terms;

          (c) Except with respect to events or circumstances occurring subsequent to the date thereof and known to the Lender, all representations and warranties made in the Agreement are true and correct as of the date hereof, with the same force and effect as if all representations and warranties were fully set forth herein;

          (d) The Borrowers' obligations under the Loan Documents remain valid and enforceable obligations, and the execution and delivery of the amendment and the other documents executed in connection herewith shall not be construed as a novation of the Agreement or any of the other Loan Documents; and

          (e) As of the date hereof, the Borrowers have no offsets or defenses against the payment of any of the Obligations.

     SECTION 4. Waiver of Claims. As a specific inducement to the Lender without which the Borrowers acknowledge the Lender would not enter into this Amendment and the other documents executed in connection herewith, the Borrowers hereby waive any and all claims that it may have against the Lender, as of the date hereof, arising out of or relating to the Agreement or any other Loan Document whether sounding in contract, tort or any other basis.

     SECTION 5. Conditions of Effectiveness. This Amendment shall become effective when, and only when the Lender shall have received this Amendment, executed and completed by the Borrowers.

     SECTION 6.   Miscellaneous.

                    6.1 Reference to Agreement. Upon the effectiveness of this Amendment, each reference in the Agreement to 'this Agreement" and each reference in the other Loan Documents to the Agreement, shall mean and be a reference to the Agreement as amended hereby.

                    6.2 Effect on Loan Documents. Except as specifically amended above, the Agreement and all other Loan Documents shall remain in full force and effect and are hereby ratified and confirmed. Without limiting the generality of the foregoing, all Collateral given to secure the Obligations of the Borrowers under the Agreement and the other Loan Documents prior to the date hereof does and shall continue to secure all Obligations of the Borrowers under the Agreement, as amended hereby and the other Loan Documents, and, except as provided in the Agreement and the other Loan Documents, no such Collateral shall be released until all Obligations are satisfied and completely discharged.

                    6.3 No Waiver. The execution, delivery and effectiveness of this Amendment shall not operate as a waiver of any right, power or remedy of the Lender under any of the Loan Documents, nor constitute a waiver of any provision of any of the Loan Documents.

                    6.4 Costs, Expenses and Taxes. The Borrowers agree to pay on demand all costs and expenses of the Lender in connection with the preparation, reproduction, execution and delivery of this Amendment and the other instruments and documents to be delivered hereunder, including the reasonable fees and out-of-pocket expenses of counsel for the Lender with respect hereto.

                    6.5 Governing Law. This Amendment shall be governed by and construed in accordance with the laws of the Commonwealth of Virginia, without giving effect to conflict of law provisions.

          IN WITNESS WHEREOF, the Borrowers and the Lender have caused this Amendment to be signed by their duly authorized representatives under seal all as of the day and year first above written.

                                             QuesTech, Inc.
                                             a Virginia corporation



ATTEST:                                      By: _____________________
                                             Name:  ___________________
                                             Title: ___________________
_________________________
(Secretary)
[corporate seal]

                                             QuesTech Service Company,
                                             a Virginia corporation



ATTEST:                                      By: _____________________
                                             Name:  ___________________
                                             Title: ___________________
_________________________
(Secretary)
[corporate seal]


                                             SIGNET BANK/VIRGINIA, a
                                             Virginia banking corporation



                                             By: _______________________
                                                  Loriana  Cipolletti
                                                  Vice President

                                                                  EXHIBIT 11



                                 QuesTech, Inc.

                  COMPUTATION OF EARNINGS PER SHARE (UNAUDITED)

                                    Three Months           Six Months
                                   Ended June 30         Ended June 30
                                  1995       1994       1995       1994

Net income ...................  $ 140,500  $ 123,800  $ 239,400  $ 210,900

Actual shares outstanding ....  1,568,000  1,568,000  1,568,000  1,568,000

Less:  Shares held by the SECT   <208,592>  <221,792>  <208,592>  <221,792>

Number of shares used for
  calculating earnings per
  share ......................  1,359,408  1,346,208  1,359,408  1,346,208

Weighted average number of
  shares outstanding:
  Primary ....................  1,425,570  1,385,520  1,415,718  1,374,026
  Fully diluted ..............  1,547,144  1,405,029  1,547,144  1,405,029


Earnings per share:
  Primary ....................  $     .10        .09        .17        .15
  Fully diluted ..............  $     .09  $     .09  $     .16  $     .15



THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM FINANCIAL STATEMENTS (AS OF JUNE 30, 1995) AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

                  Appendix A To Item 601(c) of Registration S-K
                       Commercial and Industrial Companies
                           Article 5 of Regulation S-X

                                  June 30, 1995

Item Number              Item Description                    Y-T-D

5-02(1)           Cash and cash items                        130,400
5-02(2)           Marketable securities                            0
5-02(3)(a)(1)     Notes and accounts receivable-trade      7,697,100
5-02(4)           Allowances for doubtful accounts                 0
5-02(6)           Inventory                                        0
5-02(9)           Total current assets                     9,062,000
5-02(13)          Property, plant and equipment            7,726,100
5-02(14)          Accumulated depreciation                 6,619,200
5-02(18)          Total assets                            14,648,200
5-02(21)          Total current liabilities                6,500,600
5-02(22)          Bonds, mortgages and similar debt        3,232,400
5-02(28)          Preferred stock - mandatory
                      redemption                                   0
5-02(29)          Preferred stock - no mandatory
                      redemption                                   0
5-02(3)           Common stock                                78,900
5-02(31)          Other stockholders' equity               4,836,300
5-02(32)          Total liabilities and stockholders'
                      equity                              14,648,200
5-03(b)1(a)       Net sales of tangible products                   0
5-03(b)1          Total revenue                           27,733,200
5-03(b)2(a)       Cost of tangible goods sold                      0
5-03(b)2          Total costs and expenses applicable
                      to sales and revenues               26,834,300
5-03(b)3          Other costs and expenses                   223,000
5-03(b)5          Provision of doubtful accounts and
                      notes                                        0
5-03(b)(8)        Interest and amortization of debt
                      discount                               187,500
5-03(b)(10)       Income before taxes and other items        488,400
5-03(b)(11)       Income tax expense                         249,000
5-03(b)(14)       Income/loss continuing operations          239,400
5-03(b)(15)       Discontinued operations                          0
5-03(b)(17)       Extraordinary items                              0
5-03(b)(18)       Cumulative effect-changes in
                      accounting principles                        0
5-03(b)(19)       Net income of loss                         239,400
5-03(b)(20)       Earnings per share - primary                   .17
5-03(b)(20)       Earnings per share - fully diluted             .16
(Added by Sec Act Rel No. 6977, eff 4/26/93.)
