Form 10-Q
period 1995-09-30
QUESTECH INC
filed 1995-11-07
CIK 737033

============================================================================
                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.  20549

                            Form 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1995          Commission File Number 2-88617
                             __________________

                          QUESTECH, INC.

      (Exact name of Registrant as specified in its charter)
                             __________________

                             Virginia

  (State or other jurisdiction of incorporation or organization)

                               8911

     (Primary Standard Industrial Classification Code Number)

                            54-0844913

               (I.R.S. Employer Identification No.)
                              __________________

                          QuesTech, Inc.
                       7600A Leesburg Pike
                  Falls Church, Virginia  22043
                          (703) 760-1000

       (Address, including zip code, and telephone number, including area code of Registrant's principal executive offices)


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

     As of the close of business November 1, 1995, the registrant had outstanding 1,536,461 shares of Common Stock, par value $.05 per share.

                 QuesTech, Inc. and Subsidiaries


                            I N D E X

                        September 30, 1995







                                                            Page No.

PART I.   Financial Information

  Item 1  Financial Statements (Unaudited)

     CONDENSED CONSOLIDATED BALANCE SHEETS -
     September 30, 1995 and December 31, 1994                    2

     CONSOLIDATED STATEMENTS OF EARNINGS -
     Three Months ended September 30, 1995 and 1994;
     Nine Months ended September 30, 1995 and 1994               4

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
     Nine Months ended September 30, 1995 and 1994               6

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY -
     Nine Months ended September 30, 1995                        7

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
     September 30, 1995 and September 30, 1994                   8

  Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations          9

PART II.  Other Information

  Item 1  Legal Proceedings                                     12

  Item 5  Other Information                                     12

  Item 6  Exhibits and Reports on Form 8K                       13

Officers' Signatures                                            14

     EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE


                 QuesTech, Inc. and Subsidiaries

              CONDENSED CONSOLIDATED BALANCE SHEETS

                              ASSETS

                                                   Sept. 30      Dec. 31
                                                    1995           1994
                                                 (Unaudited)      (Note)
CURRENT ASSETS
  Cash and cash equivalents ................    $   161,700   $   261,900
  Accounts receivable ......................      9,409,900     9,232,900
  Inventories ..............................         17,000        --
  Prepaid expenses and other ...............        255,800       335,500
  Deferred income taxes ....................        968,500       968,500

       Total current assets ................    $10,812,900   $10,798,800

EQUIPMENT AND LEASEHOLD IMPROVEMENTS - at
  cost less accumulated depreciation and
  amortization of $6,728,500 and $6,503,800,
  respectively .............................      1,873,300       938,500

GOODWILL LESS ACCUMULATED AMORTIZATION OF
  $1,378,400 and $1,262,500, respectively ..      1,558,200     1,674,100

DEFERRED INCOME TAXES, net of valuation
  allowance of $148,000 ....................        805,200       805,200

OTHER ASSETS ...............................      1,676,900     1,542,700

  TOTAL ASSETS                                  $16,726,500   $15,759,300



The accompanying notes are an integral part of these statements.

NOTE: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

                 QuesTech, Inc. and Subsidiaries

              CONDENSED CONSOLIDATED BALANCE SHEETS

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   Sept. 30      Dec. 31
                                                    1995           1994
                                                 (Unaudited)      (Note)
CURRENT LIABILITIES
  Line of Credit ...........................    $   572,700   $   254,200
  Current maturities of long-term
    obligations payable ....................         55,100        51,100
  Accounts payable .........................      1,776,800     2,126,900
  Accrued liabilities ......................      5,752,100     5,344,300
  Income taxes
    Currently payable ......................        102,500       119,900

       Total current liabilities ...........    $ 8,259,200   $ 7,896,400

LONG-TERM OBLIGATIONS ......................        170,600       213,300

INDEBTEDNESS TO RELATED PARTIES ............      1,213,800     1,188,800

ACCRUED POST-RETIREMENT BENEFIT COST .......      1,052,300       976,800

OTHER LONG-TERM OBLIGATIONS ................      1,186,000       831,300

       Total Liabilities ...................    $11,881,900   $11,106,600

STOCKHOLDERS' EQUITY
  Common stock - authorized 3,000,000
      shares of $.05 par value, issued
      1,578,000 shares, outstanding
      1,536,461 shares at September 30, 1995
      and 1,568,000 shares at
      December 31, 1994 ....................         78,900        78,900
  Additional paid in capital ...............      2,721,000     2,722,700
  Retained earnings ........................      2,651,100     2,313,600
  Less Treasury Stock at cost ..............       <227,300>      <30,000>
  Due from SECT ............................       <379,100>     <432,500>
       Total Stockholders' Equity ..........    $ 4,844,600   $ 4,652,700

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $16,726,500   $15,759,300

The accompanying notes are an integral part of these statements.

NOTE: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

                 QuesTech, Inc. and Subsidiaries

         CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                              Three Months Ended Sept. 30,
                                                   1995          1994

Revenues ..................................    $15,706,700   $15,095,800

Operating expenses
  Salaries, wages and employee benefits ...      7,047,300     6,836,800
  Other operating expenses ................      8,055,500     7,856,800

        Total operating expenses ..........    $15,102,800   $14,693,600

        Income from operations ............        603,900       402,200

  Other expense ...........................       <299,100>     <147,500>
  Interest expense ........................       <104,300>     <101,800>

        Earnings before income taxes ......    $   200,500   $   152,900

Provision for income taxes ................       <102,400>      <71,800>

        Net earnings ......................    $    98,100   $    81,100


Earnings per share:

    Primary ...............................    $       .07   $       .06
    Fully diluted .........................    $       .06   $       .06

Weighted average number of common shares outstanding:

    Primary ...............................      1,428,994     1,387,407
    Fully diluted .........................      1,518,289     1,409,075


The accompanying notes are an integral part of these statements.

                 QuesTech, Inc. and Subsidiaries

         CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                              Nine Months Ended Sept. 30,
                                                   1995          1994

Revenues ..................................    $43,439,900   $40,543,300

Operating expenses
  Salaries, wages and employee benefits ...     21,441,400    20,569,900
  Other operating expenses ................     20,495,700    18,977,800

        Total operating expenses ..........    $41,937,100   $39,547,700

        Income from operations ............      1,502,800       995,600

  Other expense ...........................       <522,100>     <147,500>
  Interest expense ........................       <291,800>     <297,100>

        Earnings before income taxes ......    $   688,900   $   551,000

Provision for income taxes ................       <351,400>     <259,000>

        Net earnings ......................    $   337,500   $   292,000


Earnings per share:

    Primary ...............................    $       .24   $       .21
    Fully diluted .........................    $       .22   $       .21

Weighted average number of common shares outstanding:

    Primary ...............................      1,427,708     1,377,534
    Fully diluted .........................      1,532,439     1,409,075


The accompanying notes are an integral part of these statements.

                 QuesTech, Inc. and Subsidiaries

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                          Nine Months
                                                         Ended Sept. 30
                                                       1995          1994
Increase <Decrease> in Cash and Cash Equivalents

Cash flows from operating activities:
Net Earnings ....................................  $   337,500   $   292,000
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
     Depreciation and amortization ..............      480,600       520,000
     Amortization of deferred credits ...........          --       <153,100>
     Increase in fund values of non-qualifying
       assets under deferred compensation plans .     <135,100>      <60,300>
     Other accrued costs ........................      246,400       218,700
     Accrued post-employment benefits ...........       70,400        61,900
     Accrued post-retirement benefits ...........      360,000       400,700
     Changes in assets and liabilities ..........      <98,900>      200,500

     Net cash provided by
       operating activities .....................  $ 1,260,900   $ 1,480,400

Cash flows from investment activities:
  Capital expenditures ..........................   <1,337,000>     <274,500>
  Proceeds from return on investment in
    whole life policies .........................          --         90,000

     Net cash used in investing activities ......  $<1,337,000>  $  <184,500>

Cash flows from financing activities:
  Increase<decrease> in Line of Credit borrowings      318,500      <535,200>
  Cash advance to SECT for stock acquisition ....          --       <432,500>
  Cash proceeds from exercise of stock options ..       53,400           --
  Purchase of treasury stock ....................     <197,300>          --
  Repayment of long-term debt ...................      <38,700>      <84,900>
  Repayment of indebtedness to related parties ..     <107,700>     <140,300>
  Repayment of other long-term debt .............      <52,300>      <44,300>

     Net cash used in financing activities ......  $   <24,100>  $<1,237,200>

Net increase <decrease> in cash .................  $  <100,200>  $    58,700
Cash, Beginning of period .......................      261,900       172,500

Cash, End of period .............................  $   161,700   $   231,200

     Cash payments for:
       Interest .................................  $   106,100   $   122,100
       Income taxes .............................      379,100       462,900

The accompanying notes are an integral part of these statements.

                 QuesTech, Inc. and Subsidiaries

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                                      Nine Months
                                                     Ended Sept. 30
                                                   1995         1994
Common Stock:

  Balance at September 30 (Issued 1,578,000
    shares, outstanding 1,536,461 shares at
    September 30, 1995, and 1,568,000 shares
    at September 30, 1994) ..................   $   78,900   $   78,900

Additional paid in capital ..................   $2,721,000   $2,722,700

Retained Earnings:

  Balance at January 1 ......................    2,313,600    1,995,800
  Net Earnings ..............................      337,500      292,000

  Balance at September 30 ...................   $2,651,100   $2,287,800

Cost of Treasury Stock:

  Balance at January 1 (10,000 shares) ......      <30,000>     <30,000>
  Treasury Stock Purchases (31,539 shares) ..     <197,300>         --

  Balance at September 30 (41,539 shares at
    1995 and 10,000 shares at 1994) .........   $ <227,300>  $  <30,000>

Due from SECT:
  Balance at January 1 .......................  $ <432,500>  $ <432,500>
  Proceeds from exercise of stock options ....      53,400          --
                                                $ <379,100>  $ <432,500

Total Stockholders' Equity ..................   $4,844,600   $4,626,900





The accompanying notes are an integral part of these statements.

                 QuesTech, Inc. and Subsidiaries

            Notes to Consolidated Financial Statements
                   September 30, 1995 and 1994
                           (Unaudited)



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

     In the opinion of management, the accompanying condensed financial statements reflect all necessary adjustments and reclassifications that are necessary for fair presentation for the periods presented. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the company's latest annual report to the Securities and Exchange Commission on Form 10-K. The results of operations for the three and nine-month periods ended September 30, 1995, are not necessarily indicative of the results to be expected for the full year.

Inventories

     Inventories at September 30, 1995 consist of raw materials (plastics) that are valued at the lower of cost or market, determined by the use of the first-in, first-out method.

Earnings Per Share

     Per share earnings are calculated based on weighted average shares. Dilutive common stock equivalents consist of previously granted stock options, with exercise prices between $1.75 and $4.40 per share. As of September 30, 1995, the closing bid price of the stock was $7.50 per share.

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

                                                   Nine Months Ended
                                                        Sept. 30
                                                   1995         1994
                                                             (Restated)
Revenues                                          100.00%      100.00%
Operating Expenses                                 96.54        97.55

Income from operations                              3.46%        2.45%
Other Expense                                      <1.20>        <.36>
Interest                                            <.67>        <.73>
Provision for income taxes                          <.81>        <.64>

     Net Earnings                                    .78%         .72%

     The Company posted revenues of $15.7 million for the three months ended September 30, 1995, a 4% increase compared to the same period last year; for the first nine months of the year, revenues were $43.4 million, up $2.9 million or 7% over last year. Approximately 96% of the Company's revenues were from QuesTech Research Division ("QTRD"), which during the quarter, benefited from a 7% revenue increase due to continued business growth. QTRD derives over 55% of its revenues from its two largest Army contracts. Performance on a recently awarded Army contract, its largest by far, has stalled, pending resolution of a bid protest filed by a competitor, and is not reflected in the results of operations. The matter is currently under adjudication by the Government Accounting Office (GAO), which is not expected to render a decision until December 1995. Initial production efforts at QuesTech Ventures Inc. ("QVI"), a subsidiary, were hampered, pending final technical review of its process; thus, no sales were reported for the quarter just ended. Management believes that the delays are short-term and reasonable in a start-up production venture. QuesTech Service Company ("QTSC") continues to operate at half of last year's levels, with improved margins.

     Total operating expenses were $15.1 million and $41.9 million for the quarter and the nine month period ended September 30, 1995, up $409,200 and $2.4 million, respectively when compared to last year. Most of the cost increase was due to direct labor salaries and other operating expenses which were contractually required, such as the costs of direct subcontracts. Costs incurred in connection with continued equipment testing and quality control efforts at QVI were mitigated by reduced operating expenses at QTSC. For the Company as a whole, the net increase in indirect expenses compared to last year was proportionally less than the labor costs associated with increased billable hours.

     Income from operations for the nine month period ended September 30, 1995 increased by $507,200, up 51% over last year. Approximately $201,700 of this amount was earned during the third quarter, due to improved margins on the Company's existing contracts, and a stable level of indirect expenses, as a result of management's cost containment efforts. These efforts included renegotiation of facility leases and more selective bid and proposal planning.

     For the nine month period, interest expense declined when compared to last year. The third quarter interest expense upturn was due to a general increase in the Company's borrowing rate (up by 3 percentage points over last year as a result of the increase in the prime rate), and more frequent line of credit borrowings to finance QTRD's growth and QVI's initial production efforts. Increased interest expense from line of credit borrowings, however, was offset by interest cost savings from amortized long-term debt. Other expense reflects the cost of legal proceedings, specifically from the restructuring of the headquarters' facility lease and claims against the previous landlord. It also includes the cost of the recently negotiated settlement agreement with Mr. O. E. Hayes, a former founder. See Item 5, Other Information.

     Despite the impact of Other Expense on Income from Operations, pre-tax earnings were $200,500 and $688,900, up 31% for the quarter and 25% for the nine month period, respectively, when compared to last year. Net earnings (after taxes) were $98,100 for the quarter, and $337,500 for the nine-month period, up 21% and 16% respectively over last year.

     After accounting for the dilutive effect of common stock equivalents consisting mainly of outstanding stock options, primary earnings per share were $.07 for the quarter and $.24 for the nine months; after full dilution, (i.e., considering the full dilutive effect of these same options, vested or not), earnings per share were $.06 and $.22 for the same periods, respectively. Last year's earnings per share were $.06 for the quarter and $.21 for the nine-month period.


LIQUIDITY AND SOURCES OF CAPITAL


     The following table sets forth certain financial data with respect to changes in the Company's liquidity and capital resources since December 31, 1994 (in thousands of dollars, except working capital ratio):

                             9/30/95       12/31/94      NET CHANGES

Working capital              $ 2,554       $ 2,903          $<349>
Current assets                10,813        10,799             14
Current liabilities            8,259         7,896            363
Working capital ratio (1)       1.31          1.37           <.06>

(1)  Current assets over current liabilities.

     The Company relied on cash flows from operations and frequent line of credit borrowings to finance the cost of its business growth. As of September 30, 1995, the Company has made cash outlays in excess of $500,000 towards the following: leasehold improvements in the reconfigured headquarters' facility; new purchases and upgrades of personal computers, furniture, and other office equipment. Additionally, the Company also financed the construction in progress costs of QuesTech Ventures Inc.'s plant improvements and machinery, which at September 30, 1995, approximated $700,000. Management estimates that capital expenditures will total approximately $2,000,000 by year-end. The Company is financing the start-up costs for QVI's manufacturing equipment and inventories internally. Management is currently exploring other financing options for QVI's needs. Recently, the Company's line of credit agreement with Signet Bank was extended until December 31, 1995, with no other significant changes in terms.

INFLATION

     The impact of inflation on the Company's costs should be minimal due to the fact that increased costs of this type are normally included in the pricing structure or otherwise recovered through reimbursement of contract costs incurred.


BACKLOG

     The term "backlog" includes the aggregate contract revenues remaining to be earned at the stated time, to the extent of the value of the underlying contract award. Virtually all of the Company's backlog is expected to be completed within five years. The following table reflects the Company's funded and unfunded backlog as of September 30, 1995 and September 30, 1994.

                Funded Backlog                 Unfunded Backlog
                 September 30                    September 30
              1995          1994              1995          1994

          $28,937,600   $31,642,900     *$460,020,700  $181,237,900

*The unfunded backlog includes the $300 million contract value of the recently awarded Department of the Army contract which is currently the subject of a protest described under Results of Operations above.

The term "funded" refers to that portion of aggregate contract revenues remaining to be earned which is covered by funding appropriations and allotments to the contract by the procuring agency. The term "unfunded" refers to the excess of the value of the contract award over the funded value. Management does not provide any assurance that its customers will authorize funding amounts in addition to funding commitments existing as of the period just ended.

                             PART II


Item 1.  Legal Proceedings

     The following information is furnished regarding legal proceedings in which material developments have occurred during the period covered by this Report. Litigation first reported in the Company's Form 10-Q for June 30, 1994 in which there have been no material developments during the third quarter, has been omitted.

A.  QuesTech, Inc. v. 7600 Limited Partnership

     The Company's civil action for damages against its former landlord, which had been dismissed by the Circuit Court for Fairfax County in May 195, was the object of a Motion for Attorneys' Fees and Costs filed by the landlord on August 18, 1995. QuesTech filed an opposition to the Motion on September 29, 1995. Thereafter, on October 19, 1995, the landlord withdrew its Motion without prejudice.

B.  QuesTech, Inc. v. 7600 Limited Partnership

     This second civil action for damages against the Company's former landlord, in which the Circuit Court for Fairfax County had entered a ruling in favor of the landlord in June 1995, was also the object of a Motion for Attorneys' Fees and Costs filed by the landlord on August 18, 1995. QuesTech filed an opposition to the Motion on September 29, 1995. Thereafter, on October 19, 1995, the landlord withdrew its Motion without prejudice.

     The Company including its subsidiaries, are not subject to any other material pending legal proceedings, and none of the assets of the Company or its subsidiaries are subject to any such proceedings, other than what constitutes routine litigation incidental to the business and against which the Company is adequately insured or which is not material.

Item 5.  Other Information

     On July 19, 1995, the Company entered into a confidential settlement agreement with Oscar E. Hayes, a former founder, officer and director of the Company. The agreement resolved a number of disputes regarding the interpretation of Mr. Hayes' former employment agreements, retirement and pension plans, and stock rights with the Company. The agreement with Mr. Hayes is confidential; however, its ramifications have been included in the Company's financial statements for the quarter ending September 30, 1995.

Item 6.  Exhibits and Reports on Form 8-K.
(a)  Exhibits:

     10.  Material Contracts

          (z2) Loan and Security Agreement between the Company and Signet Bank of Virginia, Amendment No. 11 dated August 31, 1995 and Amendment No. 12 dated September 28, 1995.

          (z3) Settlement Agreement between QuesTech and Oscar E. Hayes dated June 21, 1995, ratified by the Board of Directors on August 21, 1995. (Redacted)

     ll.  Statement of Computation of Earnings Per Share.
(b)  Reports on Form 8-K:

          No reports on Form 8-K were required to be filed during the third quarter of 1995.

                         S.E.C. FORM 10-Q

                        September 30, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               QUESTECH, INC.
                                                (Registrant)




Date:  ______________________           ________________________________
                                          Vincent L. Salvatori
                                          Chairman of the Board and
                                          Chief Executive Officer



Date:  ______________________           ________________________________
                                          Joseph P. O'Connell, Jr.
                                          Vice President and
                                          Chief Financial Officer