Form 10-K
period 1995-12-31
QUESTECH INC
filed 1996-03-15
CIK 737033

===========================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                 FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1995     Commission File No. 2-88617
                         ______________________________
                              QUESTECH, INC.
          (Exact name of Registrant as specified in its charter)
                         ______________________________
           Virginia                                  54-0844913
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

      7600-A Leesburg Pike
      Falls Church, Virginia                         22043
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code -- (703) 760-1000
                         _______________________________

Securities registered pursuant to Section 12(g) of the Act:

                                                  Name of Each Exchange on
    Title of Each Class                                Which Registered

Common Stock ($.05 par value)                               NASDAQ
                         _______________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                    Yes   X      No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.   [   ]

     Aggregate market value of Common Stock held by non-affiliates of the registrant at March 6, 1996 -- $9.6 million.

     Number of shares of Common Stock outstanding on March 6, 1996 -- 1,536,461 shares.

                                  PART I


Item 1.  BUSINESS

     QuesTech, Inc. (the Company), provides a broad spectrum of professional services to the uniquely defined requirements of each customer. Corporate products include scientific, engineering, research, and management services in electronics, information warfare, information technology, computer software, systems integration, industrial analysis and other advanced technologies for customers, primarily in the fields of command, control and communications, information, aerospace, and industrial modernization.

     The Company's 1995 revenues were derived primarily from competitively awarded contracts with U. S. Government clients.

Systems Engineering and Scientific Research

     The Company performs a broad range of high technology services for agencies of the Department of Defense ("DOD") and the national security community. These services are provided through a number of operating units, each focused on a distinct market and specific customer base.

QuesTech Research Division ("QTRD")

     QuesTech Research Division (QTRD) provides diversified, high technology engineering and management services to various industries and DOD agencies. QTRD performs engineering services from concept formulation and systems design, through engineering, technical and program management support, to research and development. QTRD solves complex problems for its customers, primarily in the fields of intelligence, electronic warfare, command, control and communication aerospace, and industrial modernization.

     QTRD services also include engineering and management support to Government and industry in intelligence analysis, tactical and processing systems, software development, systems integration, industrial base analysis, technology assessments, manufacturing technology, and electronic warfare.

QuesTech Service Company ("QTSC")

     This wholly-owned subsidiary of the Company provides hands-on engineering field services, including equipment installation, test monitoring, and operations and maintenance. QTSC also provides cost-effective program support services (including system acquisition analyses, integrated logistics support, equipment procurement, failure analysis, maintenance provisioning, training and inspections) to customers in the Department of Defense and intelligence communities. QTSC deploys personnel to locations from coast to coast and around the world to perform on programs involving electronic warfare, computer control and communication, signal intelligence and communications systems.

QuesTech Packaging, Inc. ("QTPI", formerly QuesTech Ventures, Inc.)

     This wholly-owned subsidiary changed its name effective January 19, 1996 to mark its transition from an R&D venture to a manufacturing entity. During 1994, it entered into a supply contract with Munchkin, Inc. to manufacture a contractually specified quantity of infant bottle liners. Following the customer's acceptance of a prototype in 1995, it initiated production efforts towards the end of the fourth quarter. It has since produced, packaged and delivered millions of liners which have been accepted by its customer for retail sale. Although producing below full capacity at year-end, QTPI intends to increase its production level by bringing other machines in service during 1996.

U. S. Government Contracts

     The Company's business is primarily derived from competitively awarded
U. S. Government contracts.

     United States Government contracts and related customer orders are generally subject to termination at the convenience of the United States Government whenever it believes that such termination would be in its best interests. Under contracts terminated for the convenience of the United States Government, the Company is generally entitled to receive payment for work completed and allowable termination costs. Whether the occurrence of any such termination would have an adverse effect on the Company would depend upon the particular contract and the nature of the termination.

     The Company's business is conducted pursuant to three types of contracts: cost reimbursable, time and materials, and fixed price.
Certain of the Company's incurred costs are reimbursable under cost-reimbursable type contracts. These costs are subject to incurred cost audits in which the government may disallow some of the costs claimed for contract costing purposes. Management is not aware of any adjustments that will result in a material charge to current or future operations, as a result of these audits.

     U. S. Government contracting activity involves procurement by formal advertising or by sole source procedures. The Government is authorized to forego formal advertising for the procurement of professional, experi-mental, developmental or research services when the availability of supplies or services from only one source or other circumstances render it impractical to secure competitive bids.

Backlog

     The term "backlog" includes the aggregate contract revenues remaining to be earned at the stated time. The following table reflects the Company's backlog as of December 31, 1995 and December 31, 1994:

                Funded Backlog                Unfunded Backlog
                 December 31,                    December 31,
              1995         1994               1995         1994

          $23,592,600  $28,712,100       $427,917,500 $167,224,500

     The term "funded" refers to the portion of aggregate contract revenues remaining to be earned that is covered by funding appropriations and allotments to the contract by the procuring agency; the term "unfunded" refers to the excess of the value of the contract award over the funded value. Management cannot provide any assurance that the customer will authorize funding amounts in addition to funding commitments existing as of the end of 1995. However, the Company historically has experienced the funding of a majority of its unfunded backlog.

Personnel

     The Company and its subsidiaries, as of December 31, 1995, had 437 employees on a regular full-time and part-time basis.

     The nature of the services provided by the Company requires the employment of large numbers of professional and technical personnel, including engineers, analysts, scientists, computer software specialists, computer programmers and skilled technicians. The Company's future success will depend to a substantial extent on its ability to continue to attract and retain qualified personnel.

Competition

     The Company has many competitors, including large, diversified firms having greater financial resources and larger technical staffs. Other competitors, although smaller, are highly qualified in specialized areas and may offer price advantages or may receive greater benefits under the Small Business Set-Aside Program, which includes small and disadvantaged businesses. Furthermore, the U. S. Government's own in-house capabilities and federally sponsored, not-for profit contract research centers compete with the Company. The Government contracting industry is faced with changes such as global and political influences on the DOD budget, changes in labor conditions, and the emergence of new competing companies, any of which could have a material effect on the Company's efforts and profits.

Patents

     U. S. Patent No. 4,539,625, entitled LIGHTING SYSTEM COMBINING DAYLIGHT CONCENTRATORS AND AN ARTIFICIAL SOURCE, issued September 3, 1985. Corresponding foreign patent: Canadian Patent No. 1,236,808 issued May 17, 1988.

     U. S. Patent No. 4,767,902, entitled METHOD & APPARATUS FOR THE MICROWAVE JOINING OF CERAMIC ITEMS, issued August 30, 1988. Corresponding foreign patents: None. However, applications have been filed in seven foreign countries: Canada, Japan, France, Great Britain, Italy, Sweden and Germany.

     U. S. Patent No. 4,964,591, entitled PROJECTILE HAVING NONELECTRONIC INFRARED HEAT TRACKING DEVICE, issued October 23, 1990. European Patent No. 392,306 granted on December 28, 1994.

     U. S. Patent No. 4,757,172, entitled METHOD & APPARATUS FOR THE MICROWAVE JOINING OF NON-OXIDE CERAMIC ITEMS, issued July 12, 1988. European Patent No. 308,593 granted February 26, 1992.

     U. S. Patent No. 4,836,734, entitled MELT-PHASE THERMAL PRESSURE APPARATUS FOR FORMING OF PLASTIC BLANKS INTO RETORTABLE CONTAINERS, issued June 6, 1989. European Patent No. 330,721 granted on January 22, 1992.

     U. S. Patent No. 4,997,691, entitled RETORTABLE CONTAINER, issued March 5, 1991. European Patent No. 363,918 granted on May 24, 1995.

     U. S. Patent No. 5,091,231, entitled RETORTABLE CONTAINER, issued February 25, 1992. Corresponding foreign patents: None. However, applications have been filed in fifteen foreign countries: Australia, Canada, Austria, Belgium, France, Germany, Greece, Italy, Luxembourg, Netherlands, Spain, Sweden, Switzerland, Liechtenstein, and the United Kingdom.

Service Mark:

     U. S. Service Mark Reg. No. 1,531,368, QuesTech, Inc., issued March
21, 1989.

     U. S. Service Mark Reg. No. 1,931,615 issued on October 31, 1995.

Trademark

     QuesTech, Inc. was issued U.S. Trademark Registration No. 1,531,368 on March 21, 1989, and U.S. Trademark Registration No. 1,933,165 on November 7, 1995.

Item 2.  PROPERTIES

     As of the date of this report, the Company maintains leases throughout the United States, which includes the Falls Church, Virginia headquarters' lease for 25,939 square feet. In addition, there are material leases in five other locations totaling approximately 70,000 square feet. Management believes that its existing leases are suitable and adequate.


Item 3.  LEGAL PROCEEDINGS

     The following information is furnished regarding pending litigation involving the Company:

     Limited Partnership and Guy Beatty v. QuesTech, Inc.

     In January 1996 the Company was named as a defendant in a lawsuit captioned 7600 Limited Partnership and Guy Beatty v. QuesTech, Inc. The plaintiffs (the Company's former landlord, a partnership, and its general partner) seek attorneys' fees incurred in two earlier landlord/tenant cases (a contract claim). In addition, plaintiffs have claimed damages for five torts: abuse of process, malicious prosecution, tortious interference with business relationship, intentional infliction of emotional distress, and a "generalized tort." One or more of the tort claims is covered by the Company's general liability insurer, which is providing the counsel for defense for the entire lawsuit at its cost. The insurer does not have any liability for the contract claim for attorneys' fees. The amount of damages to which the Company is exposed is not expected to exceed the amount which the Company had previously accounted for, based on exposure to the same claim for contract fees in the two prior landlord-tenant cases.

     The Company, including any of its subsidiaries, are not subject to any other material pending legal proceedings, and none of the assets of the Company or its subsidiaries are subject to any such proceedings, other than routine litigation, if any, incidental to the business and against which the Company is either adequately insured, or which is not material.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following matters shall be submitted to a vote of security holders at the Company's Annual Meeting on May 24, 1996:

          1.  The election of six directors of the Company;

          2. The ratification of the selection of Grant Thornton LLP as the Company's independent public accountants for its fiscal year ending December 31, 1996; and

          3. The proposed adoption of a new Incentive Stock Option Plan to replace the Company's 1994 Incentive Stock Option Plan.

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's authorized capital stock consists of 3,000,000 shares at a par value of $0.05 per share, of which, 1,578,000 are issued, 1,536,461 are outstanding and 41,539 shares are in Treasury. Of the shares outstanding, 183,392 shares are held by the Company's Stock Employee Compensation Trust. The Company's common stock is traded on NASDAQ. Set forth below are the high and low selling price 1 for the common stock for each full quarter of 1995 and 1994, during which the common stock has been publicly traded as reported by NASDAQ.

                 Period                        High         Low

         1st fiscal quarter - 1995             4.75         3.75
         2nd fiscal quarter - 1995             9.75         4.63
         3rd fiscal quarter - 1995             8.63         7.00
         4th fiscal quarter - 1995             9.75         5.75

         1st fiscal quarter - 1994             2.63         2.13
         2nd fiscal quarter - 1994             4.00         2.50
         3rd fiscal quarter - 1994             3.75         3.25
         4th fiscal quarter - 1994             3.88         3.63

     As of December 31, 1995 there were approximately 287 stockholders of record, including individuals and persons whose stock is held in street name by stockbrokers.

     The Company has not paid dividends on its Common Stock since its inception. The payment of dividends in the future, if any, will be determined by the Board of Directors.

















1/ The high and low over-the-counter market quotation reflects inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions.

                                    PART II


Item 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial data with respect to the Company and is qualified by reference to the Consolidated Financial Statements and Notes thereto included in Part IV.

                                         Years Ended December 31,
Operations Statements Data:      1995     1994     1993     1992     1991
(In thousands, except
 earnings/loss per share):
Revenues ....................  $57,951  $54,696  $52,649  $48,653  $39,130
Income from operations before
  other income<expense> and
  income taxes ..............    2,028    1,877    1,431    1,315    1,011

Charges arising from settle-
  ments of litigation .......      722      843    1,754      224       --

Earnings<loss> before income
  taxes .....................      910      647     <630>     848      571

Extraordinary gain ..........       --       --       --      372       --

Net earnings<loss> ..........      520      318     <286>     438      304

Earnings<loss> per common
  share and common equivalent
  share:
Primary earnings<loss>
  per share .................  $   .35  $   .23  $  <.18> $   .28  $   .19
Fully diluted earnings/<loss>
  per share .................  $   .34  $   .23  $  <.18> $   .28 $    .19

Weighted average number of
  shares outstanding (net of
  183,392, 221,792 and
  221,792 shares held by
  SECT) during 1995, 1994
  and 1993:
   Primary ..................  1,485    1,397    1,567    1,568   1,568
   Fully diluted ............  1,540    1,411    1,567    1,568   1,568

Balance Sheet Data:

Total Assets ................  $16,424  $15,759  $17,610  $14,896  $16,001
Long-term debt ..............      156      213      274       78      290
Other long-term obligations .    1,137      831      884       --       --
Stockholders' equity ........  $ 5,048  $ 4,653  $ 4,335  $ 5,065  $ 4,612

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:  1995 Compared With 1994

Revenues

     During 1995, the Company's revenues were $57.9 million, up 6% over 1994. The Company's business base is made up of the government contract segment and the commmercial packaging segment. The government contract segment consists of QuesTech Research Division ("QTRD") and QuesTech Service Company ("QTSC"); the packaging segment consists of QuesTech Packaging, Inc. ("QTPI"). The growth during 1995 was due to a 10% increase in revenues at QTRD, which sustained the same growth rate during each of the last two years, despite continued business contraction at QTSC. QTPI posted sales during late December, 1995, as a result of an initial shipment to its customer under a supply contract.

Government Contracts

     In the aggregate, revenues from Department of the Army contracts account for a significant portion of the Company's revenue base.
Specifically, one such contract accounted for over 40% of the Company's revenues during each of the last three years. During 1995, however, most of the growth arose primarily from increased efforts on Air Force contracts.

     QTRD continued to contribute 95% towards consolidated revenues.
During 1995, it successfully recompeted a major Department of the Army contract, which has an award value of $300 million over a performance period of five years. However, QTRD did not commence performance under the new award, pending a resolution of a bid protest filed by a competitor.
The GAO Inspector General subsequently ruled in favor of the Company, resulting in the issuance of delivery orders during 1996. Thus, the new contract did not impact 1995 revenues.

Commercial Packaging

     QTPI manufactures thermoformed infant bottle liners, which are marketed under the "1-Step" Munchkin brand. In December 1995, QTPI made an initial shipment to Munchkin, Inc. based on a small production lot. At year end, manufacturing facilities were first placed in service and were operating significantly below capacity. Increased sales are principally dependent on the ability of QTPI to increase its production during 1996.

Operating Expenses

     The Company's operating expenses during 1995 rose to $56 million, up 5.88% over 1994. Salaries, wages and employee benefits remained constant as a percentage of sales, primarily as a result of heightened direct labor activity on government contracts. The increase in other operating expenses also included the cost of subcontract teaming efforts and travel related to performance on government contracts, and start-up production and engineering costs at QTPI. Excluding corporate expense allocations, the cost of maintaining QTPI's operations was approximately $1.2 million, up from approximately $546,000 during 1994. Most of the cost increase was related to technical management and engineering support (not associated with equipment fabrication), prior to the manufacturing equipment being placed in service.

Income from Operations

     Income from operations for 1995 was approximately $2.0 million, up 8% over 1994, as a result of favorable margins and increased billable hours on government contracts. Favorable margins from the government contracts business segment allowed the Company to support the start-up operations of QTPI, and achieve modest growth in operating income.

Interest Expense

     Interest expense increased 2% over 1994, primarily because of increased borrowings under the line of credit. The line of credit interest expense was partially mitigated by reduced interest cost associated with curtailments of other long-term borrowings.

Charges Arising from Settlements of Litigation

     During 1995, other expense was $722,100, down from $843,100 during 1994, resulting from cost savings made possible by the conclusion of significant litigation activities, including a re-structuring of its case planning and strategy. Based on its assessment of the expected outcome of outstanding litigation, management believes that it has provided adequate allowances in the financial statements.

Taxes

     During 1995, the Company's effective tax rate was 42.8% of pre-tax income, compared to 50.9% during 1994. For tax purposes, the Company benefited from an increase in certain non-taxable income.

Net Earnings

     For 1995, primary and fully diluted earnings per share were $.35 and $.34 on earnings of $520,100; these amounts reflected a 52% and 48% increase over per share earnings of $.23 (primary and fully diluted, respectively) during 1994. The increase in per share amounts was less than the 64% net earnings growth due to the dilutive impact of common stock equivalents.

LIQUIDITY AND SOURCES OF CAPITAL

Liquidity and Cash Flows

     The following table compares selected financial data that measure the Company's liquidity and capital resources at December 31, 1995, 1994 and 1993 (in thousands of dollars, except for ratios):

                                 1995         1994         1993

Working capital                $ 1,995      $ 2,903      $ 2,877
Current assets                   9,595       10,799       11,870
Current liabilities              7,600        7,896        8,993
Availability under
  line of credit                 3,606        3,746        2,465
Working capital ratio (1)         1.26         1.37         1.32

(1)  Current assets over current liabilities.

     During 1995, the principal use of cash flow was to fund capital expenditures of $2.0 million. Of this amount, $1.1 million was related to QTPI's manufacturing equipment and build-out costs. The remaining amount was expended towards the following: leasehold improvements at the headquarters' office (as a result of the renegotiated lease) and QTRD field offices; purchases/upgrades of office equipment, primarily computers; and the development of a new management information system. The Company also paid its current landlord $1,000,000, to re-negotiate the headquarters lease and permit reduced occupancy expenses for the duration of the lease. The use of cash for financing activities included a cash advance to a former founder as initial payment towards the cost of acquiring his shares. At the end of 1995, the Company acquired inventories which consisted of rolls of plastic sheets and unpackaged liners at QTPI. Management expects to shorten the lead time between production and shipment, thereby minimizing work in process. However, inventories in the aggregate can be expected to increase in 1996 due to anticipated growth in levels of production. Cash to defray these transactions was principally provided by income from operations.

     During 1994, the principal use of cash flow was to fund financing activities, including cash advance to the Stock Employee Compensation Trust ("SECT") for acquisition of stock from former founders, and repayments made under the line of credit. Cash applied toward capital expenditures was $355,000.

     During 1993, cash flows were applied towards capital expenditures in the amount of $559,500 and financing transactions, consisting of line of credit curtailments and payments under various agreements with former founders.

     Capital expenditures in excess of $3.0 million are planned for 1996. A significant portion of this amount is allocated towards expanding QTPI's production equipment and facilities. The remaining amount is intended for the following: new furniture and office equipment slated for newly opened sites to support government contract requirements; and the installation of a wide area network. Management is evaluating its options for financing certain of its manufacturing equipment expected to be placed in service during 1996.

Long-term Capital Requirements

     At December 31, 1995, the Company had long-term obligations amounting to $3.8 million, which consisted of the following:

- installment payments on several capital leases for office equipment, expiring in 1997 and 1999;

- sums owed to former founders as a result of a Confidential Settlement
Agreement;

- sums owed to certain related parties in connection with their employment agreements, the major portion of which remains non-executory until the subject employees' retirement or termination.

     In addition to the accrued postretirement benefit cost of $1.2 million, the Company has an unrecognized transition obligation of $2.0 million in connection with its postretirement benefit plans. The obligation was deferred upon the Company's adoption of SFAS 106 during 1993.


FUTURE IMPACT OF KNOWN TRENDS, DEMANDS, COMMITMENTS, EVENTS OR
UNCERTAINTIES

Defense Industry

     The current business environment for the defense contracting industry continues to be characterized by a general atmosphere of uncertainty. This uncertainty is the result of several factors including: 1) defense budget cuts; 2) base closures and consolidations; and 3) increased competitive pressures. These factors will continue to shape the defense contracting industry over the next several years. However, given the emergence of unforeseen threats, there is the possibility these trends may be curtailed or reversed. In addition, several segments within the industry, such as the area of Information Warfare, will provide growth opportunities for contractors.

     Management anticipates that there will be little impact on the Company's existing contracts during 1996 due to base closures. Vint Hill Farms Station, the site of QTRD's major Army support contract, is one of the bases scheduled to be closed by the DOD in late 1997. However, management believes the mission being supported at Vint Hill -- high technology engineering services -- will be relocated to another base, and will not go away. The Company will provide support to this mission under its newly awarded contract. The Company recently won a large Army high technology engineering services contract. Consequently, it is anticipated that Army work will continue to remain a significant percentage of the Company's overall business over the next several years.

     As the result of the decreased defense appropriations, competition among contractors has increased considerably. Large contractors who typically targeted only large programs now pursue programs of any size. Therefore, bigger contractors have become the Company's direct competitors. Further, competitive pressures have caused many firms to merge with other companies. The competitors who remain often gain increased expertise and experience through the mergers, resulting in formidable competition for the Company. Management believes the Company is positioned well to withstand the rigors of the current environment through a superior technical track record and competitive pricing.


RESULTS OF OPERATIONS:  1994 Compared With 1993

Revenues

     During 1994, the Company experienced revenue growth of 4% over 1993, compared with 8% between 1993 and 1992. Consolidated revenues increased $2.1 million, from $52.6 million to $54.7 million. The growth in 1994 was due to a 10% increase in revenue in QuesTech Research Division ("QTRD"), which sustained the same growth rate during each of the last two years. QuesTech Service Company and QuesTech Packaging, Inc. experienced reductions in revenues.

     QuesTech Research Division (QTRD): QTRD contributed towards 92% of the Company's consolidated revenues, up from 87% the previous year. This increase was due to new contract awards. In 1994, 41% of the division's revenues were provided by a major Army contract based at Vint Hill Farms Station, down from 48% of the division's revenues in 1993. The contract was subject to re-competition at the end of 1994. The decline in this contract's contributions to QTRD's total revenues was offset by increased tasking in other contracts.

     QuesTech Service Company (QTSC - O&M): During 1994, QTSC's revenues were $4.3 million, down from $6.5 million in 1993. The decline in revenues was due mainly to the loss of a follow-on contract as a result of the closing of a Navy facility. However, QTSC won two new contracts in the latter half of 1994. It was expected that revenues from these contracts would sustain QTSC revenues in 1995.

     QuesTech Packaging, Inc. (QTPI): During most of 1994, QTPI aggressively marketed its patented technology (i.e., a billet forming system which produces laminate barrier plastic containers) in several trade shows. In September 1994, it entered into a contract with a major bottle supplier, Munchkin Bottling Inc. (now Munchkin, Inc.), to produce a large number of infant bottle liners over five years. During the remaining part of the year, it developed the prototype according to specifications and started to outfit its facility to accommodate mass-scale production runs. No significant revenues were recognized by QTPI during 1994, compared to $150,000, derived during 1993 from a contract with Shell Internationale, which was not renewed.

Operating Expenses

     The Company's operating expenses rose to $52.8 million, up 3.1%, but slightly less than the rate of revenue growth. Salaries, wages and
employee benefits remained practically at the same level as 1993.   Other
operating expenses increased from $24.5 million to $26.1 million, up 6.5% over 1993. Most of this increase was due to direct costs associated with materials-intensive government contracts. Additionally, the Company increased spending on bids and proposals in connection with major recompete and solicitation efforts. Overhead expenses, consisting mostly of the costs of support staff for technical personnel and facility-related expenses, remained at the same level during 1994 and 1993, thereby mitigating the cost increase. The cost of maintaining QTPI's operations was approximately $700,000 during 1994, compared to $600,000 during 1993. QTPI's increased costs reflected the costs of prototype development pursuant to customer specification, prior to mass production. During 1994, the Company had reserves which were adequate and did not set aside any reserves for contract cost disallowances. The Company had reserved approximately $600,000 for cost disallowances during 1993. Based on existing circumstances and internal controls, management believes that its current reserves for potential cost disallowances are adequate.

Income from Operations

     Income from operations for 1994 was $1.9 million, compared to $1.4 million in 1993. The 31.2% increase, compared to a 9% increase between 1993 and 1992, was made possible through the following:

     a) favorable margins on existing contracts due to the optimal realignment of project resources and advantageous rates;

     b) management's continued cost containment efforts and controls, which have been in place since 1989;

     c) re-engineering of operations, with a focus on consolidation, or maximization of use, of existing corporate resources.

Interest Expense

     Interest expense increased during 1994 due to a higher effective borrowing rate on the line of credit and accrued interest associated with discounted long-term obligations.

Charges Arising from Settlement of Litigation

     During 1994, the Company was a defendant in two cases involving former officers alleging entitlement to postretirement benefits under the Company's Officers and Managers Deferred Compensation Plan. The Denzler case is still on appeal. Management expects that the legal outcome will not have a material impact on the statements. The Baptiste case was settled. The cost of the settlement was deferred as a component of the unrecognized plan loss, in line with the amortization criteria for such loss, as prescribed by SFAS 106, "Accounting for Postretirement Benefits Other Than Pensions." Costs related to the legal proceedings, including attorneys' fees, were charged to Other Expense (non-operating charges), consistent with the treatment of similar costs in 1993. Additionally, during 1994, the Company was engaged in litigation with its former landlord, 7600 Limited Partnership regarding (a) release of the Company from 9,250 square feet on the second floor of the Headquarters Building as a result of the Company's sublease in April, 1992, and (b) mis-measurement of the Company's leased space on the first and second floors by the landlord. The courts found in favor of the landlord in both of these cases during 1995. The attorneys' fees and costs connected with these cases were charged to Other Expense.

     As a result of the Company's litigation with its present landlord, John Hancock Life Insurance Company ("John Hancock"), a settlement was entered into providing for, among others, the termination of the Company's current Lease and Lease Amendment for its second floor space in the Headquarters Building of 28,817 square feet, a New Lease Agreement for the first floor of the Headquarters containing the same economic terms as the Original Lease, and providing a complete release between the parties for all prior claims under the original Lease and Lease Amendment. These litigation costs with John Hancock were reported as Other Expense during 1994 and 1993. The higher amount of Other Expense reported in 1993 included the cost of settling the claims of two former founders.

Taxes

     During 1994, the Company's effective tax rate was 50.9% of net earnings compared to a tax benefit rate of 54.7% of the 1993 loss. The tax benefit during 1993 was enhanced by the Company's recovery of alternative minimum tax credits paid in prior years. Each period's effective tax rate was higher than the statutory rate as a result of the effect of goodwill amortization which is non-deductible.

Net Income/Loss

     For 1994, earnings per share were $.23 on earnings of $317,800, compared to 1993's loss per share of $<0.18> on net loss of $<285,600>. Excluding non-operating charges for both years, earnings per share were $.52 for 1994, up 60% over $.32 in 1993.

IMPACT OF INFLATION

     The impact of inflation on the Company's costs is minimal due to the fact that increased costs are normally included in its pricing structure or otherwise recovered through reimbursement of contract costs incurred.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 QUESTECH, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
    AND REPORT OF INDEPENDENT
  CERTIFIED PUBLIC ACCOUNTANTS
December 31, 1995, 1994 and 1993

                                 C O N T E N T S



                                                                       Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                       3

CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1995
     AND 1994                                                            4

     CONSOLIDATED STATEMENTS OF OPERATIONS - YEARS ENDED
       DECEMBER 31, 1995, 1994 AND 1993                                  6

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY -
       YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993                      7

     CONSOLIDATED STATEMENTS OF CASH FLOWS - YEARS
       ENDED DECEMBER 31, 1995, 1994 AND 1993                            9

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        11-38


SUPPLEMENTAL INFORMATION

     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS                    40

Report of Independent Certified Public Accountants

Stockholders
QuesTech, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of QuesTech, Inc. (a Virginia corporation) and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Corporation's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QuesTech, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

We have also audited Schedule II as of December 31, 1994 and for each of the three years then ended. In our opinion, this schedule presents fairly the information required to be set forth therein.


Grant Thornton LLP



Vienna, Virginia
February 12, 1996

                         QuesTech, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                   December 31,

                                      ASSETS

                                                     1995           1994
CURRENT ASSETS

  Cash and cash equivalents .................   $   178,300    $   261,900

  Accounts receivable
    Trade ...................................     8,341,900      9,114,600
    Other ...................................        16,500        118,300

  Inventories ...............................        81,500             --
  Prepaid expenses and other ................       225,500        335,500
  Deferred income taxes .....................       751,300        968,500

       Total current assets .................     9,595,000     10,798,800


EQUIPMENT AND LEASEHOLD IMPROVEMENTS - at
  cost less accumulated depreciation and
  amortization ..............................     2,256,500        938,500

GOODWILL, less accumulated amortization of
  $1,417,000 and $1,262,500, respectively
  ...........................................     1,519,600      1,674,100

DEFERRED INCOME TAXES, net of valuation
  allowance of $148,000 .....................     1,218,100        805,200

OTHER ASSETS ................................     1,834,500      1,542,700

TOTAL ASSETS ................................   $16,423,700    $15,759,300





The accompanying notes are an integral part of these statements.

                         QuesTech, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                   December 31,

                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     1995           1994
CURRENT LIABILITIES

  Line of credit  ............................  $   394,100    $   254,200
  Current maturities of long-term
    obligations ..............................       57,100         51,100
  Accounts payable ...........................    2,268,800      2,126,900
  Accrued liabilities and deferred
    credits ..................................    4,834,300      5,344,300
  Income taxes
    Currently payable ........................       45,200        119,900

        Total current liabilities ............    7,599,500      7,896,400

LONG-TERM OBLIGATIONS ........................      156,200        213,300
INDEBTEDNESS TO RELATED PARTIES ..............    1,321,900      1,188,800
ACCRUED POSTRETIREMENT BENEFIT COST ..........    1,161,000        976,800
OTHER LONG TERM OBLIGATIONS ..................    1,137,300        831,300

        Total liabilities ....................   11,375,900     11,106,600

COMMITMENTS AND CONTINGENCIES ................          --             --
STOCKHOLDERS' EQUITY
  Common stock - authorized 3,000,000 shares
    of $.05 par value, issued 1,578,000
    shares, outstanding 1,536,461 and
    1,568,000 at December 31, 1995 and
    1994, respectively .......................       78,900         78,900
  Additional paid in capital .................    2,720,100      2,722,700
  Retained earnings ..........................    2,833,700      2,313,600

  Less:  Treasury Stock at cost ..............     <227,300>       <30,000>
  Due from SECT ..............................     <357,600>      <432,500>

        Total stockholders' equity ...........    5,047,800      4,652,700

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...  $16,423,700    $15,759,300


The accompanying notes are an integral part of these statements.

                         QuesTech, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,

                                            1995          1994          1993

Revenues .............................  $57,951,200   $54,696,400   $52,649,400
Operating expenses
  Salaries, wages and
    employee benefits ................   28,269,100    26,719,900    26,665,700
  Other operating expenses ...........   27,653,800    26,099,600    24,552,800
Total Operating Expenses .............   55,922,900    52,819,500    51,218,500

    Income from operations ...........    2,028,300     1,876,900     1,430,900

Other expense
  Interest expense ...................     <395,800>     <386,400>     <307,400>
  Charges arising from settlements
    of litigation ....................     <722,100>     <843,100>   <1,753,600>
    Earnings/<loss> before
      income taxes ...................      910,400       647,400      <630,100>

Income tax <expense>/benefit .........     <390,300>     <329,600>      344,500

       NET EARNINGS/<LOSS> ...........  $   520,100   $   317,800   $  <285,600>

Weighted average number of common
  shares outstanding:
    Primary ..........................    1,484,680     1,396,594     1,567,392
    Fully diluted ....................    1,540,208     1,410,902     1,567,392

Earnings/<loss> per share:
  Primary ............................  $       .35   $       .23   $      <.18>
  Fully diluted ......................  $       .34   $       .23   $      <.18>





The accompanying notes are an integral part of these statements.

                         QuesTech, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             Year ended December 31,


                                            1995        1994        1993
Common Stock:
  Issued (including treasury shares): .. $   78,900  $   78,900  $   78,900

  Additional paid in capital:
    Beginning balance ..................  2,722,700   2,722,700   2,722,700
    Exercise of options ................     <2,600>        --          --
    Ending balance .....................  2,720,100   2,722,700   2,722,700

Retained Earnings:
  Beginning balance ....................  2,313,600   1,995,800   2,281,400
  Net Earnings/<loss>...................    520,100     317,800    <285,600>
  Ending balance .......................  2,833,700   2,313,600   1,995,800

Treasury Shares:
  Beginning balance (10,000 shares) ....    <30,000>    <30,000>    <30,000>
  Purchase of shares (31,539
    shares during 1995) ................   <197,300>        --          --
  Ending balance (41,539 shares) .......   <227,300>    <30,000>    <30,000>

Due from SECT:
  Beginning balance ....................    432,500     432,500     432,500
  Exercise of options ..................    <74,900>        --          --
  Ending balance .......................   <357,600>   <432,500>   <432,500>

Foreign Currency Translation Adjustment:
  Beginning balance ....................        --          --       11,900
  Current year adjustments .............        --          --      <11,900>
  Ending balance .......................        --          --          --

Total Stockholders' Equity ............. $5,047,800  $4,652,700  $4,334,900

Shares of Common stock authorized ......  3,000,000   3,000,000   3,000,000

Shares of Common stock issued ..........  1,578,000   1,578,000   1,578,000

Shares of Treasury stock:
  Beginning balance ....................     10,000      10,000      10,000
  Acquisition of Treasury stock ........     31,539         --          --
  Ending balance .......................     41,539      10,000      10,000

                         QuesTech, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                             Year ended December 31,


                                             1995        1994        1993

Shares held by the SECT:
  Beginning balance ....................     221,792     221,792     221,792
  Release of Shares ....................     <38,400>        --          --
  Ending balance .......................     183,392     221,792     221,792


The accompanying notes are an integral part of these statements.

                         QuesTech, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                        1995          1994          1993
Increase (Decrease) in Cash and
  Cash Equivalents

Cash flows from operating activities:
  Net earnings ..................... $  520,100    $  317,800   $  <285,600>

Adjustments to reconcile net
  earnings to net cash from
  operating activities:
    Depreciation and Amortization ..    677,300       695,800       759,000
    Amortization of deferred credits        --            --       <217,100>
    Reserve for unrecovered contract
      costs and doubtful accounts ..    185,000           --        630,000
    Provision for lease settlement .        --       <626,400>          --
    Increase in fund values of
      nonqualifying plan assets ....   <197,200>     <152,100>     <339,600>
    Changes in assets and liabilities:
      Accounts receivable ..........    689,500     1,467,900    <1,251,900>
      Inventories ..................    <81,500>       46,400        11,200
      Prepaid expenses and other
        assets .....................    194,500      <274,300>     <564,600>
      Accounts payable and accrued
        expenses....................   <175,400>      <21,000>    1,023,000
      Income taxes payable .........    <74,700>     <325,800>      185,600
      Deferred taxes payable .......   <195,700>      136,100    <1,024,500>
    Indebtedness to related parties
      and other long-term
      obligations ..................    559,100       108,100     1,386,300
    Accrued postretirement benefits     184,200      <113,900>    1,090,700

             Net cash provided by
               operating activities   2,285,200     1,258,600     1,402,500

                        QuesTech, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                        1995          1994          1993

Cash flows from investing activities:
   Capital expenditures ............ <2,019,900>     <355,100>     <559,500>
   Proceeds from return on investment
     in whole life policies ........        --        250,300           --
             Net cash used in
               investing activities  <2,019,900>     <104,800>     <559,500>

Cash flows from financing activities:
   Increase/<Decrease> in line of
     credit ........................    139,900      <281,000>     <211,700>
   Cash advance to SECT for stock
    acquisition ....................        --       <432,500>          --
   Cash proceeds from exercise of
    stock options ..................     51,700           --            --
   Repayment of long-term debt .....    <51,100>      <97,400>     <214,900>
   Repayment of indebtedness to
     related parties ...............   <242,300>     <192,000>     <332,200>
   Repayment of other long-term debt    <70,400>      <61,500>          --
   Purchase of Treasury Stock ......   <176,700>          --            --
             Net cash used in
               financing activities    <348,900>   <1,064,400>     <758,800>

Effect of Exchange Rate Changes
  on cash ..........................        --            --        <11,900>

Net increase<decrease> in cash .....    <83,600>       89,400        72,300
Cash, beginning of period ..........    261,900       172,500       100,200

Cash, end of period ................ $  178,300   $   261,900   $   172,500

Cash payments for:
  Interest .........................    147,300       140,600        90,500
  Income taxes .....................    671,200       519,100       494,400

The accompanying notes are an integral part of these financial statements.

                         QuesTech, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994 and 1993


NOTE A - SUMMARY OF ACCOUNTING POLICIES

 1.  Nature of Operations

The Company performs a broad range of high technology services for industry and agencies of the United States Department of Defense ("DOD") and the national security community. These services are provided through two business units, QuesTech Research Division ("QTRD") and QuesTech Service Company ("QTSC").
QTRD accounts for 95% of the Company's revenues. Towards the end of 1995, a third subsidiary, QuesTech Packaging, Inc. ("QTPI", formerly QuesTech Ventures, Inc.), transitioned from an R&D concern to a manufacturing entity, producing thermoformed infant bottle liners pursuant to a supply agreement with Munchkin, Inc., a supplier for a major retailer of infant products.

 2.  Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 3.  Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

 4.  Income Recognition

The Company provides services, primarily for the United States Government, under three types of contracts: cost-reimbursement, fixed price and time-and-materials. Substantially all of the Company's revenue is derived from these contracts. Approximately 40% of the Company's consolidated revenues during each of the last three years was generated by a major contract with the Department of the Army. Income is recognized for cost-reimbursement and fixed-price type contracts using the percentage-of-completion method based on costs incurred; for time-and-materials contracts, income is based on contractually defined billing rates applied to services performed and materials delivered. Anticipated losses on contracts are recognized as soon as they become known.

                         QuesTech, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994 and 1993


NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

Certain of the Company's contracts include provisions permitting the government to withhold a defined amount or percentage of a contract price until certain conditions have been satisfactorily met. These conditions primarily relate to uncompleted indirect cost rate negotiations and substantial completion of contract performance. The inclusion of these amounts in income is consistent with the revenue recognition policy stated above. The inclusion of the retainages and costs subject to audit in income is consistent with common industry practice.

A portion of the Company's revenues related to performance on certain cost-reimbursement type contracts is subject to audit by the United States Defense Contract Audit Agency (DCAA). Such contract audits have been completed through December 31, 1991, except for a discontinued segment (Dynamic Engineering Incorporated) whose costs have been audited through 1987. Contract costs for 1992 through 1994 are expected to be audited during 1996. Contract revenue has been recorded in amounts that are expected to be realized upon final settlement.

Any amounts owed to the customer following contract close-outs are charged to the reserve for unrecoverable contract costs and doubtful accounts. During DCAA's recent audits, the Company had minimal cost disallowances and therefore has not significantly increased reserves against its receivables. Any excess reserves remaining from audited years are generally reallocated to open years.

 5.  Operating Expenses

Operating expenses presented in the accompanying statements of operations reflect the allocation of overhead and general and administrative expenses.

 6.  Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

 7.  Inventories

     Inventories consist principally of raw materials and are stated at the lower of cost or market. Cost is determined principally under the average cost method.

                         QuesTech, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994 and 1993


NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

 8.  Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

o Cash and cash equivalents, accounts receivable, accounts payable, line of credit, and other accrued liabilities - The carrying amounts approximate fair value because of the short maturity of these instruments. The Company's receivables arise primarily in connection with its performance on government contracts and therefore have negligible credit risk. Additionally, the receivable balance includes rate variances on cost plus contracts amounting to $451,000, which are unbilled pending DCAA's audit of the Company's incurred costs from 1992 and forward, and the Company's completion of contract close-outs.

o Investment in a partnership - Disclosure of fair value is not required on the $175,100 of investment, which is accounted for using the equity method of accounting for investments.

o Cash Values of Insurance Policies - The fair value is based on the cash values accumulated in these policies, net of borrowings. Surrender charges are not reflected in the fair value amount unless cash withdrawals or loans are made against these policies. On August 12, 1994, Confeder-ation Life Insurance Company (CLIC), one of the insurance carriers for these policies, became subject to an Order of Rehabilitation and was placed under the regulatory supervision of the Michigan Commissioner of Insurance. As a result, Confederation Life policies will be subject to certain restrictions, one of which is a limitation on access to cash values during the lifetime of the insured. Surrenders, loans and other withdrawals are limited to the lesser of the net cash flow paid into a policy since August 12, 1994, or the net cash value of the policy. At December 31, 1995, the carrying amount of the cash values of the Company's policies invested in CLIC's COLI was approximately $434,900.

o Letter of credit - The fair value is based on the estimated cost to terminate or otherwise settle these obligations with the counter-parties.

                         QuesTech, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994 and 1993


NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

Following is a summary of the estimated fair value at December 31, 1995, of the Company's financial instruments other than those on which the carrying amount approximates fair value.

                                            Carrying        Fair
                                             Amount         Value

Investment is a partnership,
  for which it is not practicable
  to estimate fair value                   $  175,100     $      --

Cash values of Insurance policies           1,218,300      1,218,300

Letter of credit                                  --         395,600

 9.  Property, Plant and Equipment and Related Depreciation

Property, plant and equipment are recorded at cost. Cost includes expenditures for major improvements and replacements and the net amount of interest cost associated with significant capital additions. Construction in progress costs and specialized manufacturing equipment in service are stated at the lower of cost or fair value, based on expected future cash flows from the capital investment. During 1995, interest cost associated with construction in progress was not material and was expensed. The cost of properties held under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease.

Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives (generally five to ten years), using both the straight-line and declining-balance methods. Amortization of computer software costs developed for internal use acquired after 1987 is made over five years, based on a double-declining balance method. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is the shorter period. Amortization of capitalized leases is included with depreciation expense.

                         QuesTech, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994 and 1993


NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

During 1995, the Financial Accounting Standards Board issued SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," effective for financial statements with fiscal years beginning after December 15, 1995. In accordance with the Statement, the Company is required to review long-lived assets and certain intangibles for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. The initial application of this statement in 1996 is not expected to have any material impact on the financial statements.

10.  Goodwill

The excess of the acquisition costs over the fair value of the net assets of the businesses acquired is being amortized on a straight-line basis over periods ranging from 19 to 20 years.

The Company regularly performs a reassessment of the continuing value of the acquired goodwill associated with the acquisitions of American Defense Systems, Inc. (ADSI) and DHR, Inc. which at December 31, 1995 aggregated $1.5 million. The carrying amount of the goodwill consists of $1.4 million and $120,000 for ADSI and DHR, Inc., respectively, subject to amortization over the remaining periods of 11 years and four and one-half years. Management believes that the continuing value of the product lines acquired from the former business units, manifested by customers' renewed solicitation for similar efforts in follow-on awards, demonstrates the long-term value of the goodwill asset and the absence of an impairment condition. To the extent that the future cash flows based on the contracts' expected operating profits will exceed the carrying cost of the asset, an impairment loss is not recognized. Contract termination or non-renewal of the contract are events or changes in circumstances that indicate that the carrying amount of the goodwill asset may not be recoverable, thereby requiring the recognition of an impairment loss at that time.

11.  Accounting for Postretirement Benefits

Effective in 1993, the Company adopted "Employers' Accounting for
Postretirement Benefits Other Than Pensions" (SFAS 106) and elected to recognize the transition obligation on a delayed recognition basis. The transition obligation represents the unfunded portion of the accrued postretirement benefit obligation (the "APBO") as of the transition date less any accrued postretirement benefit cost. The accrued postretirement benefit

                         QuesTech, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994 and 1993


NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

cost as of the balance sheet date reflects the net periodic cost attributed to the current year, net of benefit payments, plus the accrued amount as of the beginning of the year. The cost measurement principles and required disclosures of SFAS 106 are applied separately to each identifiable postretirement benefit plan. The accrued postretirement benefit cost obligation is reported as an aggregate amount in the financial statements.

12.  Accounting for Post-Employment Benefits

The Company periodically re-evaluates its projected obligations under post-employment agreements when the subject officers receive compensation increases during their years of active employment. The projected cost of additional compensation payable during the post-employment years is discounted at present value and charged to operations. Periodic increases in the balances due each of the officers also reflect the accrued interest on the discounted cost of the liability.

13.  Accounting for Stock-based Compensation

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation," effec-tive for fiscal years that begin after December 15, 1995. The new standard encourages all entities to adopt a fair value based method of accounting for all employee stock option plans. Under this method, compensation cost is measured at the grant date based on the value of the stock option award and is recognized over the service period, which is usually the vesting period. Optionally, a company may continue to use the intrinsic value based method, as prescribed by Opinion 25, that measures compensation cost only to the extent that the option price is lower than the quoted market price of the stock at the date of the award. During 1996, the Company expects to continue the application of Opinion 25, but will comply with the pro forma disclosures of net income, and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied.

14.  Reclassifications

Certain amounts in the 1994 and 1993 financial statements have been reclassified to conform to the presentation in the 1995 financial statements.

                         QuesTech, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994 and 1993


NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

15.  Earnings per share

The computation of earnings per common share is based on the weighted average number of common shares outstanding. When dilutive, stock options are included as share equivalents using the treasury stock method. At December 31, 1995 and 1994, the Company's Stock Employee Compensation Trust (SECT), which had acquired 221,792 shares of the Company's stock from its previous founders, held 183,392 and 221,792 shares, respectively. Although outstanding, the SECT shares are excluded from the base of the earnings per share calculation.


NOTE B - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                               December 31
                                            1995         1994
Accounts receivable

  Current
    U.S. Government
      Billed                            $ 5,821,600  $ 5,123,300
      Unbilled (including retentions
        and indirect cost rate
        variances of $1,288,800 and
        $451,100 in 1995 and
        $1,376,300 and $310,400
        in 1994, respectively)            4,573,400    5,844,600
                                         10,395,000   10,967,900

    Less reserve for unrecoverable
      contract costs and doubtful
      accounts                           <2,053,100>  <1,853,300>

                                        $ 8,341,900  $ 9,114,600

Of the December 31, 1995 billed and unbilled amounts, approximately $8.4 million is expected to be collected in 1996 and the remainder in subsequent years.

                         QuesTech, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994 and 1993


NOTE B - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS -
         Continued

                                               December 31
                                            1995         1994
Equipment and leasehold improvements

  Furniture and fixtures                $ 2,741,500  $ 2,852,700
  Machinery and equipment                 2,926,700    2,283,500
  Computer software                       1,709,100    1,709,100
  Equipment held under capital lease        312,600      312,600
  Construction in progress                  479,800          --
  Leasehold improvements                    618,300      284,400

                                          8,788,000    7,442,300
  Less accumulated depreciation and
    amortization                         <6,531,500>  <6,503,800>
                                        $ 2,256,500  $   938,500

Other assets

  Cash value of life insurance
    policies                            $ 1,218,300  $ 1,082,500
  Patents less accumulated
    amortization of $50,800 and
    $35,300, respectively                   252,200      187,500
  Investment in a limited partnership       175,100      175,100
  Deposits                                   61,700       84,800
  Deferred costs                            127,200       12,800

                                        $ 1,834,500  $ 1,542,700

Other assets include cash values of corporate-owned participating life insurance policies which the Company purchased as a means of investing salary deferrals of the employees covered under the Officers and Managers' Deferred Compensation Plan.

The Company expects to hold the related life insurance policies through terms varying between 10 to 20 years. Earlier surrender of these policies could cost the Company approximately $340,000 pre-tax, as a result of surrender charges. See also Note A8.

                         QuesTech, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994 and 1993


NOTE B - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS -
         Continued

Deferred costs include advance payments towards a new management information system and costs associated with its testing and implementation.

Included in accounts payable are $1,470,200 and $1,501,300, resulting principally from the Company's use of zero balance bank accounts where funds are transferred to these accounts from the Company's line of credit when disbursements are presented for payment.

                                                 December 31
                                              1995         1994
Accrued liabilities and
  deferred credits

  Accrued compensation and withholdings   $ 1,393,800  $ 1,247,900
  Accrued vacation                          1,105,800      998,900
  Amounts owed to certain subcontractors
    and suppliers                             945,600    1,004,900
  Accrued legal expenses and commitments      547,300    1,242,500
  Deferred compensation                       235,900      227,700
  Accrued other taxes                         208,100      198,800
  Amounts due to related parties              164,000      201,300
  Other                                       233,800      222,300

Total accrued liabilities and
  deferred credits                        $ 4,834,300  $ 5,344,300

NOTE C -  LINE OF CREDIT

At December 31, 1995, the Company's remaining available line of credit (LOC) through Signet Bank of Virginia was $3.6 million. The underlying credit agreement permits borrowings up to $4.0 million. The Company was in compliance with various financial covenants, which require the maintenance of a maximum debt-to-net worth ratio of 5.0 and a minimum tangible net worth of $2.2 million. The Company's borrowing rate at December 31, 1995 was 9.75% which was one percentage point above the bank's prime rate. All borrowings are secured by a first lien security interest in all receivable accounts, contract rights, chattel paper, instruments, general intangibles, equipment, inventory, and documents now owned and hereafter acquired by the Company.

                         QuesTech, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994 and 1993


NOTE C - LINE OF CREDIT - Continued

During 1995, the weighted interest rate under the Company's line of credit was 9.92% and the weighted average borrowings were $679,400.

As part of the borrowing arrangements, the Company is required to pay a commitment fee of 3/8 of one percent of the average daily amount of the unused portion of the credit facility.

The agreement provides for the issuance of letters of credit by the bank on the Company's behalf. At December 31, 1995, the Company had an outstanding irrevocable standby letter of credit, in the amount of $145,600 contingent on the outcome of a decision from the Court of Appeals in Denzler v. QuesTech, Inc. Additionally, in conjunction with the negotiation of the corporate headquarters' new lease, the Company posted a $250,000 letter of credit, which is renewed annually, as a form of deposit on the new lease.

The current agreement expires on March 31, 1996. Management expects the commitment to be extended in a subsequent amendment.

                         QuesTech, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994 and 1993


NOTE D - LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at December 31:

                                                  1995        1994
Notes payable
Non-interest bearing note payable, due
  based on the Company's proportionate
  share of cash available for distribution
  as defined in a related partnership
  agreement, due in full by December 31,
  1996                                           10,600      10,600

Capitalized lease obligations
Amounts due under capitalized lease
  obligations, payable in monthly
  installments through 1998,
  collateralized by certain equipment           202,700     253,800

                                                213,300     264,400
  Less current maturities                       <57,100>    <51,100>

Total long-term obligations                 $   156,200  $  213,300

                         QuesTech, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994 and 1993


NOTE D - LONG-TERM OBLIGATIONS - Continued

The following is a schedule of future minimum lease payments under capitalized lease obligations together with the present value of the net minimum lease payments:

     Year ending December 31,

               1996                                   $67,800
               1997                                    65,600
               1998                                    63,900
               1999                                    26,600

          Total minimum lease payments               $223,900

          Less amount representing interest
            and taxes                                 <21,200>

          Present value of minimum lease payments    $202,700

          Current portion                            $ 57,100
          Noncurrent portion                          145,600

          Capitalized lease obligations              $202,700

At December 31, 1995, the cost of all equipment held under capital leases was $312,600 which had an accumulated amortization of $191,800.

                        QuesTech, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994 and 1993


NOTE E - INCOME TAXES

A reconciliation of the effective tax rate and the Federal statutory income tax rate applied to income from continuing operations follows:

                                       1995      1994      1993

  Statutory Federal income tax rate    34.0%     34.0%    <34.0>%

  State income taxes, net of Federal
    income tax benefit                  4.0       4.0      <0.1>
  Amortization of goodwill              5.8       8.0       7.7
  Effect of tax credits                  --        --     <29.5>
  Other                                <0.9>      4.9       1.2
         Effective income tax rate     42.9%     50.9%    <54.7>%

Income tax expense (benefit) consists of the following for the year ended December 31,

                            1995         1994          1993

Current                 $   586,000  $  193,500   $   655,000
Deferred                   <195,700>    136,100      <999,500>

  Income tax expense/
    <benefit>           $   390,300  $  329,600   $  <344,500>

                         QuesTech, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994 and 1993


NOTE E - INCOME TAXES - Continued

The tax effect of significant temporary differences that gave rise to year-end tax balances since the adoption of SFAS 109 are as follows:

                                   Deferred Tax    Deferred Tax
                                       Asset         Liability

Depreciation                        $      --        $   56,800
Retentions                                 --           489,800
Reserves against accounts
  receivables                          748,900              --
Deferred post-employment benefit       564,600              --
Deferred postretirement benefits       488,400              --
Legal settlements                      557,200              --
Accrued vacation                       332,800              --
Miscellaneous                           86,400          114,300
  Subtotal                           2,778,300          660,900
Valuation allowance                   <148,000>             --
  Deferred Tax                      $2,630,300       $  660,900

Based on an analysis of future operating income for the purpose of realizing deferred tax assets, management believes that its net deferred tax asset will be recoverable in future returns and that its valuation allowance requires no further adjustment.

To date, none of the Company's Federal income tax returns for years open under the statute of limitations have been examined by the Internal Revenue Service.


NOTE F - EMPLOYEE BENEFIT PLANS

1.  Profit-Sharing and Pension Plan

The Company has a profit-sharing plan pursuant to Section 401 of the Internal Revenue Code, whereby participants may contribute up to 20% of their compensation, but not in excess of a ceiling amount determined by the Secretary of the Treasury during each year. Under the plan, the Company may make two types of contributions subject to the discretion of the Board of Directors:
(1)  Employer matching contributions and (2)  Profit-Sharing contributions.  In

                         QuesTech, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994 and 1993


NOTE F - EMPLOYEE BENEFIT PLANS - Continued

order to share in either contribution, an employee must complete 1,000 hours of service during the Plan Year when the contribution is made. Generally, contributions vest in the employees' accounts based on their length of service.

During 1995, the employer contribution under the profit-sharing pension plan was $72,200. No employer contribution was made by the Company during 1994 and 1993.

2.  Discretionary Bonus Plan

Under the Officers and Managers Discretionary Bonus Plan for QuesTech and subordinate units ("the Bonus Plan"), officers and managers of the Company and its subsidiaries are selected by management for participation in the Bonus Plan. Bonuses are apportioned as a percentage of the recipient's salary and are based upon the Company's overall performance and upon the performance of the business unit to which the recipient is assigned, subject to review and approval by the Chairman and Chief Financial Officer and Board of Directors.

Amounts charged to expense under this plan were $393,500, $292,500, $150,000 at December 31, 1995, 1994 and 1993, respectively.

3.  Postretirement Benefits

The company has identified three separate postretirement benefit plans which fall within the purview of SFAS 106: the Group Health Plan, the Executive Life Insurance Plan, and the Deferred Compensation Plan.

a.  Group Health Plan

The Group Health Plan extends medical and dental benefit coverage to employees, who upon retirement at the age of 65, have completed 20 years of full-time employment with the Company, or retire with an individual employment agreement which specifically grants coverage approved by the insurance carrier of the subject group health policy. The Plan is contributory and contains cost-saving features, such as deductibles and coinsurance. The accumulated postretirement benefit obligation represents the present value of insurance claims expected to be presented by eligible employees during their retirement years, based on the net premiums paid by the Company on behalf of active employees.

                         QuesTech, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994 and 1993


NOTE F - EMPLOYEE BENEFIT PLANS - Continued

For measurement purposes, the annual health care cost trend for 1995 benefits was 10%, grading down to 5% over six years. The 1% increase in health care cost trend was 11% in 1995, grading down to 7% over nine years. During 1994, a 13% medical inflation rate was assumed, grading down to 6% over nine years.
The discount rate used for 1995 and 1994 was 7.5% and 8.0%, respectively.

b.  Executive Life Insurance

The Company maintains life insurance policies, covering certain of its officers, both former and active, through their lifetime, in accordance with their respective employment agreements. The cost of the insurees' premiums is treated as compensation expense.

c.  Officers and Managers Deferred Compensation Plan (DEF COM)

DEF COM allows eligible employee participants to defer current compensation and provides supplemental postretirement benefits along with certain specified death benefits to the participants' beneficiaries. Postretirement benefits under DEF COM are payable upon the participant's termination of employment (including retirement), and are paid in equal installments over a period equal to the length of time the employee deferred compensation, but no longer than ten years. Termination or retirement benefits are based upon the employee's actual deferrals plus interest credited annually, as set by the Administrator. Supplemental death benefits are payable in some cases over a period of ten years provided death occurs while the employee participant is actively employed with the Company.

The Company invests the amounts deferred by employees in life insurance policies. Since DEF COM is a defined contribution plan, the accumulated postretirement benefit obligation as of the transition date has been based on the actual balances in each participant's account, which consists of contributions and accrued interest.

                         QuesTech, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994 and 1993


NOTE F - EMPLOYEE BENEFIT PLANS - Continued

The following tables present the funded status of the Company's benefit plans and the 1995 periodic expense:

                               Group    Executive     Deferred
                               Health      Life         Comp.
                                Plan    Insurance       Plan        1995
Accumulated Postretirement
  Benefit Obligation:
   Retirees                  $ <322,600> $<290,300> $<1,200,200> $<1,813,100>
   Fully eligible
    active plan participants    <26,300>       --           --       <26,300>
  Other Active Plan
    participants               <130,900>       --    <1,568,200>  <1,699,100>

    Total                      <479,800>  <290,300>  <2,768,400>  <3,538,500>

Fair Value of Plan Assets           --         --           --           --
APBO in excess of
   plan assets:                <479,800>  <290,300>  <2,768,400>  <3,538,500>
Unrecognized net gain/<loss>   <146,300>    <1,200>     291,100      143,600
Unrecognized Transition
   Obligation                   499,800    225,100    1,273,100    1,998,000

  Accrued postretirement
    benefit cost in the
    balance sheet            $ <126,300> $ <66,400> $<1,204,200> $<1,396,900>

Reconciliation of accrued
  postretirement
  benefit cost:

Accrued postretirement
  benefit cost,
  at January 1, 1995         $  <92,200> $ <48,200> $<1,064,100> $<1,204,500>
Net periodic cost               <66,500>   <34,500>    <420,600>    <521,600>
Benefit payments                 32,400     16,300      280,500      329,200

Accrued postretirement
  benefit cost
  at December 31, 1995       $ <126,300> $ <66,400> $<1,204,200> $<1,396,900>

                         QuesTech, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994 and 1993


NOTE F - EMPLOYEE BENEFIT PLANS - Continued

                               Group    Executive     Deferred
                               Health      Life         Comp.
                                Plan    Insurance       Plan        1995

Current portion                 <32,400>   <16,300>    <187,200>    <235,900>
Long-term portion               <93,900>   <50,100>  <1,017,000>  <1,161,000>

                               <126,300>   <66,400>  <1,204,200>  <1,396,900>

The following tables present the funded status of the Company's benefit plans and the 1994 periodic expense:

                               Group    Executive     Deferred
                               Health      Life         Comp.
                                Plan    Insurance       Plan       1994
Accumulated Postretirement
  Benefit Obligation:
  Retirees and
    Terminated participants  $<405,300> $<379,300> $<1,111,100> $<1,895,700>
  Other Active Plan
    participants              <152,700>       --    <1,592,400>  <1,745,100>

    Total                     <558,000>  <379,300>  <2,703,500>  <3,640,800>

Fair Value of Plan Assets          --         --           --           --

APBO in excess of
   plan assets:               <558,000>  <379,300>  <2,703,500>  <3,640,800>
Unrecognized net gain<loss>    <63,400>       600      291,000      228,200
Unrecognized Transition
   Obligation                  529,200    330,500    1,348,400    2,208,100

  Accrued postretirement
    benefit cost in the
    balance sheet            $ <92,200> $ <48,200> $<1,064,100> $<1,204,500>

Of the $1.2 million in accrued postretirement benefit cost, approximately $227,700 was estimated as a 1995 pay-out and reclassed as a component of Accrued Other Liabilities in the Financial Statements.

                         QuesTech, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994 and 1993


NOTE F - EMPLOYEE BENEFIT PLANS - Continued

                               Group    Executive     Deferred
                               Health      Life         Comp.
                                Plan    Insurance       Plan        1994

Reconciliation of accrued
  postretirement
  benefit cost:

Accrued postretirement
  benefit cost,
  at January 1, 1994         $ <46,100> $ <20,000> $<1,024,600> $<1,090,700>
Net periodic cost              <79,800>   <44,500>    <355,700>    <480,000>
Benefit payments                33,700     16,300      316,200      366,200

Accrued postretirement
  benefit cost
  at December 31, 1994       $ <92,200> $ <48,200> $<1,064,100> $<1,204,500>

The following tables represent the net periodic postretirement benefit cost components for 1995, 1994 and 1993:

                                Group    Executive     Deferred
                                Health      Life         Comp.
                                 Plan    Insurance       Plan        1995

    Service cost             $    9,200  $    4,000  $  236,800  $   250,000
    Interest cost                33,900      17,200     106,400      157,500
    Amortization -
      transition obliga.         29,400      13,200      75,300      117,900
    Amortization - gain
      or loss                    <6,000>        --        2,100       <3,900>

    Net periodic post-
      retirement
      benefit cost           $   66,500  $   34,400  $  420,600  $   521,500

                         QuesTech, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994 and 1993


NOTE F - EMPLOYEE BENEFIT PLANS - Continued

                               Group    Executive     Deferred
                               Health      Life         Comp.
                                Plan    Insurance       Plan        1995

Impact of One Percent
  Increase in Medical
  Trend Rate:
    Aggregate impact on
      1995 service cost
      and interest cost                                           $   46,400


                               Group    Executive     Deferred
                               Health      Life         Comp.
                                Plan    Insurance       Plan        1994

    Service cost             $   9,000   $  3,700  $   188,700  $   201,400
    Interest cost               41,900     22,500       91,700      156,100
    Amortization -
      transition obliga.        29,400     18,300       75,300      123,000
    Amortization - gain
      or loss                     <500>       --           --          <500>
    Net periodic post-
      retirement
      benefit cost           $  79,800  $  44,500  $   355,700  $   480,000

                          QuesTech, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994 and 1993


NOTE F - EMPLOYEE BENEFIT PLANS - Continued

                               Group    Executive     Deferred
                               Health      Life         Comp.
                                Plan    Insurance       Plan        1994

Impact of One Percent
  Increase in Medical
  Trend Rate:
    Aggregate impact on
      1994 service cost
      and interest cost                                         $     4,500

                               Group    Executive     Deferred
                               Health      Life         Comp.
                                Plan    Insurance       Plan        1993

    Service cost             $  10,100   $  3,600  $   230,000  $   243,700
    Interest cost               45,600     22,300       92,800      160,700
    Amortization                29,400     18,400       82,300      130,100
    Net periodic post-
      retirement
      benefit cost           $  85,100  $  44,300  $   405,100  $   534,500

Impact of One Percent
  Increase in Medical
  Trend Rate:
    Aggregate impact on
      1993 service cost
      and interest cost                                         $    <9,100>

4.  Stock Employee Compensation Trust

On February 1, 1994, the Company established a Stock Employee Compensation Trust ("SECT") and financed the SECT's repurchase of 221,792 shares of common stock owned by two of the Company's former founders. The Company's loan to the SECT will be paid down from time to time as the employees exercise and pay for their options under the Company's Incentive Stock Option Plan. At December 31, 1995, there were 183,392 unallocated and uncommitted shares held by the SECT.

                         QuesTech, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994 and 1993


NOTE G - OTHER LONG-TERM OBLIGATIONS

Amounts due to former founders, under a Confidential Settlement Agreement, are included in Other Long-Term Obligations. Payments under the agreements will continue until 2004. During 1995, the Company entered into a similar agreement with another former founder. Amounts under the latter agreement payable through 2006 are included in Other Long-Term Obligations as well. The cost of the latter agreement was included in Other Expense of the financial statements.


NOTE H - COMMITMENTS AND CONTINGENCIES

1.  Future Minimum Rental Commitments

The following is a schedule by years of the approximate future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms of one year or more as of December 31, 1995:

     Year ending December 31,

                    1996                             1,406,200
                    1997                             1,151,600
                    1998                               969,400
                    1999 and thereafter              1,015,900

         Future minimum rental payments             $4,543,100

Net rent expense under operating leases amounted to approximately $1,739,900, $2,042,600, and $2,009,100 for the years ended December 31, 1995, 1994 and
1993, respectively, after being reduced by rental income which was not material during the last three years.

2.  Litigation

The following information is furnished regarding pending litigation involving the Company as well as litigation which was terminated during the fourth quarter of the fiscal year covered by this report:

                         QuesTech, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994 and 1993


NOTE H -  COMMITMENTS AND CONTINGENCIES - Continued

    Limited Partnership and Guy Beatty v. QuesTech, Inc.

In January 1996 the Company was named as a defendant in a lawsuit captioned 7600 Limited Partnership and Guy Beatty v. QuesTech, Inc. The plaintiffs (the Company's former landlord, a partnership, and its general partner) seek attorneys' fees incurred in two earlier landlord/tenant cases (a contract claim). In addition, plaintiffs have claimed damages for five torts: abuse of process, malicious prosecution, tortious interference with business relation-ship, intentional infliction of emotional distress, and a "generalized tort." One or more of the tort claims is covered by the Company's general liability insurer, which is providing the counsel for defense for the entire lawsuit at its cost. The insurer does not have any liability for the contract claim for attorneys' fees. The amount of damages to which the Company is exposed is not expected to exceed the amount which the Company has previously accounted for, based on exposure to the same claim for contract fees in the two prior landlord-tenant cases.

The Company, including any of its subsidiaries, are not subject to any other material pending legal proceedings, and none of the assets of the Company or its subsidiaries are subject to any such proceedings, other than routine litigation, if any, incidental to the business and against which the Company is either adequately insured, or which is not material.

3.  Employment Agreements

The Company has employment agreements with two executive officers which stipulate salary continuation for a period of five years and two years, as a result of voluntary or involuntary termination, regardless of the change in control of the Company. Accrued interest and the present value of compensation changes for these agreements aggregated $191,600 and $82,000 during 1995 and 1994, respectively. None of these costs will be paid until the subject officers terminate their employment with the Company.

                         QuesTech, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994 and 1993


NOTE I -  STOCK OPTIONS

The Company has two stock option plans, a 1982 Plan and a 1994 Plan. The 1982 Plan, which provided for the granting of 200,000 shares of the Company's common stock expired January 2, 1992, except as to options then outstanding.

The Company's 1994 Incentive Stock Option Plan, which covers officers and certain key employees, provides for the granting of stock options to purchase 200,000 shares of the Company's common stock, based on the stock's bid price as of the date of the grant. The 1994 Plan was amended to adopt certain technical changes. Currently, there are no options available for future grants under the 1994 Plan.

Options generally vest at a rate of 20% per year and are exercisable to the extent of shares vested. Details of stock options are as follows:

                               Options outstanding
                                 and exercisable
                            Shares  Prices per share
Balance
  January 1, 1993           173,500  $1.750 - $6.000
  Options granted               --      --       --
  Options exercised             --      --       --
  Options canceled          <32,000>  1.750 -  6.000

Balance
  January 1, 1994            141,500   1.750 - 6.000
  Options granted                --      --      --
  Options exercised              --      --      --
  Options canceled           <45,000>  5.000 - 6.000

Balance
  January 1, 1995             96,500    1.75 - 2.06
  Options granted            219,000    4.00 - 8.125
  Options exercised          <31,400>   1.75 - 2.06
  Options canceled            <6,600>   1.75 -   --
    December 31, 1995        277,500  $ 1.75 - 8.125

                         QuesTech, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994 and 1993


NOTE I -  STOCK OPTIONS - Continued

The Company has also provided for the grant of non-qualified stock options to the Company's non-employee directors. These options were granted to purchase 3,000 and 20,000 shares during 1990 and 1991, at the stock's then fair market value, which was $1.875 and $1.75 respectively. Of these options, 16,000 shares were outstanding and exercisable at December 31, 1995; and 23,000 shares, at year-end during each of the previous two years.


NOTE J - SUPPLEMENTAL CASH FLOWS INFORMATION

1.  Supplemental Disclosures of Cash Flows Information

The Company paid the following amounts for interest and income taxes during the year ended December 31,

                              1995        1994       1993

    Interest               $  147,300  $  140,600  $  90,500

    Income taxes           $  671,200  $  519,100  $ 494,400

2.  Supplemental Schedule of Non-cash Investing and Financing
    Activities

Information about the Company's investing and financing activities during the years ended December 31, that affected the recognized assets and liabilities but did not result in cash receipts or cash payments in the period is reported as follows:

                                   1995         1994        1993

New Capital Lease Commitments,
  net of property trade-in           --           --       $300,700

Accrued cost of financing
  the SECT's stock repurchase        --           --       $432,500

Treasury shares acquired in
 consideration for the exercise
 of stock options                 20,600          --            --

                         QuesTech, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994 and 1993


NOTE K - FINANCIAL INFORMATION FOR BUSINESS SEGMENTS

The Company derived all of its revenues under contracts with agencies of the United States Government, either as a prime contractor or as a subcontractor. However, during 1995, QuesTech Packaging, Inc. went into the production phase, following years of research and development in thermoforming technology.

Currently, the Company operates in two industry segments: government contracting and commercial packaging. Performance under government contracts includes scientific, engineering, and program management services, primarily in the defense and intelligence arenas. Operations in the commercial packaging segment are in fulfillment of a multi-year supply contract with Munchkin, Inc. for thermoformed infant bottle liners. Munchkin, Inc. is currently the only customer for the segment's product line.

Operating Profit/Loss is income from operations before general corporate expense. General corporate expense consists primarily of headquarters administrative costs and provisions for reserves and other allowances.

Identifiable assets by industry segment are those assets that are used in the Company's operations in each industry segment. Corporate assets are princi-pally cash and cash equivalents, the deferred income tax asset, certain fixed assets and leasehold improvements in the corporate office, patents, and cash values of corporate-owned life insurance policies. In the commercial packaging segment, some manufacturing equipment were placed in service during 1995; how-ever, a significant portion remained under construction in progress as of year-end.

A summary of the Company's operations by industry segment follows:

                      Government
1995                  Contracts    Commercial   Corporate   Consolidated

Operating revenues   $57,902,600  $    48,600  $      --    $ 57,951,200

Operating Profit     $ 6,309,100  $<1,176,100> $<3,104,700> $  2,028,300
Other income/expense         --           --      <722,100>     <722,100>
Interest                     --           --      <395,800>     <395,800>
Earnings before
 income taxes        $ 6,309,100  $<1,176,100> $<4,222,600> $    910,400

                         QuesTech, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994 and 1993


NOTE K - FINANCIAL INFORMATION FOR BUSINESS SEGMENTS - Continued

                      Government
1995                  Contracts    Commercial   Corporate   Consolidated

Identifiable assets  $11,389,500  $ 1,135,400  $ 3,898,800  $ 16,423,700

Depreciation and
 amortization of
 property, plant
 and equipment       $   250,700  $    57,500  $   199,100  $    507,300

Amortization of
 goodwill and other
 intangibles         $   154,500  $       --   $    15,500  $    170,000

Capital Expenditures $   339,200  $ 1,212,800  $   467,900  $  2,019,900

                      Government
1994                  Contracts    Commercial   Corporate   Consolidated

Operating revenues   $54,676,400  $    20,000  $       --   $ 54,696,400

Operating Profit     $ 4,562,800  $  <546,100> $<2,139,800> $  1,876,900
Other income/expense         --           --      <843,100>     <843,100>
Interest                     --           --      <386,400>     <386,400>
Earnings before
 income taxes        $ 4,562,800  $  <546,100> $<3,369,300> $    647,400

Identifiable assets  $12,449,700  $   168,100  $ 3,141,500  $ 15,759,300

Depreciation and
 amortization of
 property, plant
 and equipment       $   300,100  $    50,700  $   179,600  $    530,400

Amortization of
 goodwill and other
 intangibles         $   154,600  $       --   $    10,800  $    165,400

Capital Expenditures $   235,400  $    77,800  $    41,900  $    355,100

                         QuesTech, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994 and 1993


NOTE K - FINANCIAL INFORMATION FOR BUSINESS SEGMENTS - Continued

                      Government
1993                  Contracts    Commercial   Corporate   Consolidated

Operating revenues   $52,498,600  $   150,800  $       --   $ 52,649,400

Operating Profit     $ 4,472,900  $  <300,300> $<2,741,700> $  1,430,900
Other income/expense         --           --    <1,753,600>   <1,753,600>
Interest                     --           --      <307,400>     <307,400>
Earnings before
 income taxes        $ 4,472,900  $  <300,300> $<4,802,700> $   <630,100>

Identifiable assets  $13,221,700  $    70,900  $ 4,317,200  $ 17,609,800

Depreciation and
 amortization of
 property, plant
 and equipment       $   212,700  $    20,800  $   361,100  $    594,600

Amortization of
 goodwill and other
 intangibles         $   154,500  $       --   $     9,900  $    164,400

Capital Expenditures $   329,000  $   140,500  $    90,000  $    559,500

                            SUPPLEMENTAL INFORMATION

                         QuesTech, Inc. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 1995, 1994 and 1993

                               1995          1994          1993
Reserve for unrecovered
  contract costs and
  doubtful accounts

  Balance at Beginning of
    Period                $1,853,300     $2,199,400     $1,433,000
  Additions:
    Charged to Costs and
      Expenses               185,000            --         630,000
    Charged to Other
      Accounts                17,600         22,900        794,900
  Deductions:                 <2,800>      <369,000>      <658,400>
      Balance at End of
        Period            $2,053,100     $1,853,300     $2,199,400

        Current           $2,053,100 (1)  $1,853,300 (1)    $2,199,400 (1)
        Non-current       $      --      $      --      $      --

Valuation allowance for
  deferred tax asset
  Balance at Beginning of
    Period                $  148,000     $  148,000     $  148,000

  Additions:
    Charged to Costs and
      Expenses                   --             --             --
    Charged to Other
      Accounts                   --             --             --
  Deductions:
      Balance at End of
        Period            $  148,000     $  148,000     $  148,000
        Current           $      --      $      --        $      --
        Non-current       $  148,000     $  148,000     $  148,000 (2)

(1)  Included in accounts receivable - trade.
(2)  Included in deferred tax asset - long-term.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     During 1995, two of the Company's Directors, Ms. Geraldine A. Ferraro and Mr. Vincent M. Russo, filed Form 3 with the SEC after the time period for such filings had expired. In addition, three of the Company's executive officers, Messrs. Vincent L. Salvatori, Gerald F. Mayefskie and Joseph P. O'Connell, as well as Mr. Russo, filed SEC Form 4 after the required due date in 1995.


Item 11. EXECUTIVE COMPENSATION

     Reference is made to the material under the caption, "Remuneration of Directors and Officers" in the Registrant's definitive Proxy Statement.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the material under the captions, "Stock Ownership" and "Additional Inside Interests of Beneficial Security Ownership" in the Registrant's definitive proxy statement.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                     PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K

       (a)  Documents filed as part of this report:

         1.  Financial Statements.
              Attached.

         2.  Financial Statement Schedules.
             Attached.

         3.  Exhibits

            (3) Articles of Incorporation and Bylaws, filed on December 27, 1983 with the Company's Registration Statement on Form S-1 are incorporated herein by reference.

            (4)  None

            (9)  None

          (22)  Subsidiaries of registrant --

                           Name of                         State of
                         Subsidiary                     Incorporation

                   QuesTech Service Company               Virginia
                   QuesTech Packaging, Inc.               Virginia
                   QuesTech Model Company (inactive)      Virginia

          (10)   Material Contracts

                 (a) Incentive Stock Option Plan filed December 27, 1983 with the Company's Registration Statement on Form S-1 is incorporated herein by reference.

                 (b) QuesTech Variable Deferral Plan. Incorporated herein by reference.

                 (c) Limited Partnership Agreement with the Kitty Hawk Office Center. Incorporated herein by reference.

                 (d) Agreement dated June 13, 1991 between Vincent L. Salvatori and QuesTech. Incorporated herein by reference.

                 (e) Agreement dated November 18, 1991 between Gerald F. Mayefskie and QuesTech. Incorporated herein by reference.

                 (f) Amended Officers and Managers Deferred Compensation Plan. Incorporated herein by reference.

                 (g) Confidential Settlement Agreement dated August 20, 1993 between Radford W. Klotz and Oscar E. Hayes and the Company (redacted in part). Incorporated herein by reference.

                 (h) Confidential Settlement Agreement dated February 2, 1994 between William E. Bigler, Jr. and Jerome M. Raffel and QuesTech, Inc. (redacted in part). Incorporated herein by reference.

                 (i) Lease Agreement between the Company and Louis Esposito dated November 24, 1993 effective March, 1994 regarding the Company's subsidiary, QuesTech Packaging, Inc. Incorporated herein by reference.

                 (j) QuesTech, Inc. Employee Benefit Stock Ownership Trust effective December 31, 1993. Incorporated herein by reference.

                 (k) 1994 Incentive Stock Option Plan. Incorporated herein by reference.

                 (l) Confidential Settlement Agreement with Oscar E. Hayes, dated August, 1995. Incorporated herein by reference.

                 (m) Lease Agreement between the Company and John Hancock Life Insurance Company. Incorporated herein by reference.

                 (n) Confidential Settlement Agreement with J. Baron Baptiste (redacted in part). Incorporated herein by reference.

                 (o) Agreement with Munchkin, Inc. (redacted in part). Incorporated herein by reference.

                 (p)  Amendment to 1994 Incentive Stock Option Plan.

                 (q)  Amendment to QuesTech's Stock Employment  Compensation
                 Trust.

         11. Earnings per share: Reference is made to Registrant's financial statements.

         12. Statement re computation of ratios: Reference is made to Registrant's financial statements.

         13. Reference is made to Registrant's definitive 1996 proxy statement to be filed in connection with the Annual Stockholders' Meeting.

     (b)  Reports on Form 8-K.

         No reports on Form 8-K were required to be filed during 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     QUESTECH, INC.



Date:  ________________________  By: ____________________________________
                                     Vincent L. Salvatori
                                     Chief Executive Officer and
                                     Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signatures                  Title                    Date


                           CEO and Chairman of
________________________   the Board (Principal      ______________________
Vincent L. Salvatori       Executive Officer)

                           President,
________________________   Chief Operating Officer   ______________________
Gerald F. Mayefskie        and Director

                           Chief Financial Officer
________________________   (Principal Financial and  ______________________
Joseph P. O'Connell, Jr.    Accounting Officer)


________________________   Director                  ______________________
Robert B. Costello


________________________   Director                  ______________________
Vincent M. Russo

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act

The registrant shall furnish to the Commission, its annual report to security holders covering the registrant's last fiscal year, and the proxy statement, form of proxy, or other proxy soliciting material sent to more than ten of the registrant's security holders with respect to its 1996 Annual Stockholders' Meeting.