Form 10-Q
period 1996-03-30
QUESTECH INC
filed 1996-05-08
CIK 737033

==============================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarter period ended March 31, 1996  Commission File Number:  2-88617

                                  QUESTECH, INC.
            (Exact name of Registrant as specified in its charter)


           Virginia                                         54-0844913
(State or other jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)


               7600A Leesburg Pike, Falls Church, Virginia  22043
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

     As of the close of business May 1, 1996, the registrant had 1,536,461 shares of Common Stock outstanding, par value $.05 per share.

                        QuesTech, Inc. and Subsidiaries

                                   I N D E X
                                March 31, 1996







                                                            Page No.

PART I.   Financial Information

  Item 1  Financial Statements

     CONDENSED CONSOLIDATED BALANCE SHEETS                      2

     CONSOLIDATED STATEMENTS OF EARNINGS                        4

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS            5

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY            6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 7

  Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations         8

PART II.  Other Information

  Item 1  Legal Proceedings                                    11

  Item 5  Other Information                                    11

  Item 6  Exhibits and Reports on Form 8K                      11

     EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE            12

Officers' Signatures                                           13

                        QuesTech, Inc. and Subsidiaries

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                                 Mar. 31       Dec. 31
                                                   1996          1995
                                               (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents ................   $   125,400   $   178,300
  Accounts receivable ......................     8,981,300     8,358,400
  Inventories ..............................        85,500        81,500
  Prepaid expenses and other ...............       300,400       225,500
  Deferred income taxes ....................       751,300       751,300

       Total current assets ................   $10,243,900   $ 9,595,000

EQUIPMENT AND LEASEHOLD IMPROVEMENTS - at
  cost less accumulated depreciation and
  amortization of $6,486,100 and $6,531,500,
  respectively .............................     3,028,700     2,256,500
GOODWILL less accumulated amortization of
  $1,455,700 and $1,417,000, respectively ..     1,480,900     1,519,600
DEFERRED INCOME TAXES, net of valuation
  allowance of $148,000 ....................     1,329,000     1,218,100
OTHER ASSETS ...............................     1,928,900     1,834,500

  TOTAL ASSETS                                 $18,011,400   $16,423,700

The accompanying notes are an integral part of these statements.

                        QuesTech, Inc. and Subsidiaries

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 Mar. 31       Dec. 31
                                                   1996          1995
                                               (Unaudited)
CURRENT LIABILITIES
  Line of Credit ...........................   $   939,300   $   394,100
  Current maturities of long-term
    obligations payable ....................        58,000        57,100
  Accounts payable .........................     2,740,900     2,268,800
  Accrued liabilities ......................     5,195,200     4,834,300
  Income taxes
    Currently payable ......................       127,800        45,200
       Total current liabilities ...........   $ 9,061,200   $ 7,599,500

LONG-TERM OBLIGATIONS ......................       140,700       156,200

INDEBTEDNESS TO RELATED PARTIES ............     1,348,300     1,321,900

ACCRUED POST-RETIREMENT BENEFIT COST .......     1,150,800     1,161,000

OTHER LONG-TERM OBLIGATIONS ................     1,117,200     1,137,300
       Total Liabilities ...................   $12,818,200   $11,375,900

STOCKHOLDERS' EQUITY
  Common stock - authorized 3,000,000
      shares of $.05 par value, issued
      1,578,000 shares, outstanding
      1,536,461 shares at March 31, 1996
      and December 31, 1995 ................        78,900        78,900
  Additional paid in capital ...............     2,735,700     2,720,100
  Retained earnings ........................     2,944,400     2,833,700
  Less Treasury Stock at cost ..............      <227,300>     <227,300>
  Due from SECT ............................      <338,500>     <357,600>
       Total Stockholders' Equity ..........   $ 5,193,200   $ 5,047,800

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $18,011,400   $16,423,700

The accompanying notes are an integral part of these statements.

                        QuesTech, Inc. and Subsidiaries

                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)



                                                 Three Months Ended March 31,
                                                      1996          1995

Revenues ......................................  $14,507,100    $12,253,400

Operating expenses
  Salaries, wages and employee benefits .......    7,966,700      7,184,400
  Other operating expenses ....................    6,235,900      4,774,400

        Total operating expenses ..............  $14,202,600    $11,958,800

        Income from operations ................      304,500        294,600

Other expense

  Interest expense ............................     <106,700>       <92,800>

       Earnings before income taxes ...........  $   197,800    $   201,800

Provision for income taxes ....................       87,100        102,900
       Net earnings ...........................  $   110,700    $    98,900

Earnings per share:
       Primary ................................  $       .07    $       .07
       Fully diluted ..........................  $       .07    $       .07

Weighted Average Number of common shares
 outstanding:
       Primary ................................    1,516,707      1,446,816
       Fully diluted ..........................    1,516,508      1,446,816

The accompanying notes are an integral part of these statements.

                        QuesTech, Inc. and Subsidiaries

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         Three Months
                                                        Ended March 31
                                                      1996          1995
Increase <Decrease> in Cash and Cash Equivalents

Cash flows from operating activities:
  Net earnings ................................   $   110,700    $    98,900
Adjustments to reconcile net earnings to
  Net cash provided by operating activities:
    Depreciation and amortization .............       196,900        139,900
    Increase in fund value of nonqualifying
      plan assets .............................       <45,000>       <55,200>
    Changes in assets and liabilities .........        80,700       <365,100>
      Net cash <used in> operating activities .       343,300       <181,500>

Cash flows from investing activities:
  Capital expenditures ........................      <928,900>      <172,100>
      Net cash provided by <used in> investing
        activities ............................      <928,900>      <172,100>

Cash flows from financing activities:
  Increase in Line of Credit ..................       545,200        324,600
  Cash proceeds from exercise of stock options         34,700            --
  Repayment of long-term debt .................       <14,600>       <12,600>
  Indebtedness to Related Parties .............       <14,100>       <46,700>
  Repayment of Other Long-Term Obligations ....       <18,500>       <17,100>
      Net cash provided by financing activities       532,700        248,200

Net <decrease> in cash ........................       <52,900>      <105,400>
Cash, beginning of period .....................       178,300        261,900
Cash, end of period ...........................   $   125,400    $   156,500
Cash payments for:
  Interest ....................................   $    14,400    $    41,900
  Income taxes ................................         9,300            --

The accompanying notes are an integral part of these statements.

                        QuesTech, Inc. and Subsidiaries

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                      Three Months
                                                     Ended March 31
                                                   1996         1995
Common Stock:

  Balance at March 31,
    Issued 1,578,000 shares (including 31,539
      and 10,000 treasury shares in 1996 and
      1995) .................................  $   78,900   $   78,900

Additional paid in capital ..................   2,735,700    2,722,700

Retained Earnings:

  Balance at January 1 ......................   2,833,700    2,313,600
  Net Earnings ..............................     110,700       98,900

  Balance at March 31 .......................   2,944,400    2,412,500

Cost of Treasury Stock:

  Balance at March 31 .......................    <227,300>     <30,000>

Due from SECT (including 183,392 and 221,792
   shares in 1996 and 1995) .................    <338,500>    <432,500>

Total Stockholders' Equity ..................  $5,193,200   $4,751,600

The accompanying notes are an integral part of these statements.

                        QuesTech, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements
                            March 31, 1996 and 1995
                                  (Unaudited)

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

Earnings Per Share

     The computation of earnings per common share is based on the weighted average number of common, and if dilutive, common equivalent shares outstanding, during each quarter. Although outstanding, the shares held by the Company-controlled Stock Employee Compensation Trust are excluded from the weighted average number of shares, for purposes of calculating earnings per share. As of March 31, 1996, a total of 287,100 shares are subject to outstanding stock option agreements and if dilutive, are accounted for as common stock equivalents under the treasury stock method. The strike prices of these options range from $1.75 to $8.125 per share. The bid price of the Company's stock at March 31, 1996 was $7.75 per share.

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

                                                  Three Months Ended
                                                       March 31
                                                   1996        1995

Revenues                                          100.00%     100.00%
Operating Expenses                                 97.90%      97.60%

Income from operations                              2.10%       2.40%
Other income                                        <.74%>      <.76%>
Provision for income taxes                          <.60%>      <.84%>

     Net Earnings                                    .76%        .80%

   During the first quarter of 1996, the Company's revenues were $14.5 million, which increased by 18.4% over the same period in 1995. The Company's government contract segment, consisting of QuesTech Research Division and QuesTech Service Company ("QTRD" and "QTSC," respectively) contributed $14.2 million in the aggregate towards the Company's revenues. The increase in revenues reflects the impact of new task orders from the Company's various government contracts, including the $300 million contract with the Department of the Army, which commenced performance during the first quarter. Supplemented by additional direct labor staffing, teaming efforts with subcontractors accounted for a significant portion of the revenue growth. Despite production delays and technical difficulties, the commercial packaging segment, QuesTech Packaging Inc. ("QTPI") produced and sold to Munchkin Inc. millions of infant bottle liners in partial fulfillment of the terms of a supply contract. Sales are expected to improve as additional machines are placed in service by mid-year. During the first quarter of 1995, QTPI was involved solely in machine development efforts and did not have any sales.

     Operating expenses were $14.2 million, up 18.8% when compared with the same period in 1995. Operating expenses were impacted by increased costs of subcontractors and materials that were contractually required on recently issued task orders. Additional staff were hired to support contract requirements in various sites across the country. All other indirect expenses increased nominally when compared with the previous year. In the commercial area, the cost of maintaining QTPI's operations increased over last year, mostly as a result of enhanced production efforts.

     Income from operations was $304,500, which improved 3.4% over last year. Favorable margins within the government contract segment were mitigated by the increased production costs at QTPI. Because QTPI is operating below full capacity, the sales volume has not yet reached the break-even point, thereby negatively impacting the Company's operating income. In addition, loss of income from a temporary shut-down of a major government contract facility which sustained winter storm damage scaled back further growth in operating income.

     Interest expense increased 15% over last year, partly as a result of financing QTPI's production efforts with frequent borrowings against the line of credit. Pre-tax income declined to $197,800, compared to $201,800 last year, because of increased borrowing costs.

     Net income increased 12% over last year as the Company benefited from a more favorable effective tax rate. Despite the dilutive impact of common stock equivalents, earnings per share at $0.07 remained at the same level as last year.

LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth certain financial data with respect to changes in the Company's liquidity and capital resources since December 31, 1995 (in thousands of dollars except for ratios):

                             3/31/96       12/31/95    NET CHANGES

Working capital             $ 1,183        $1,995        $ <812>
Current assets               10,244         9,595           649
Current liabilities           9,061         7,600         1,461
Working capital ratio (1)      1.13          1.26          <.13>
(1)  Current assets over current liabilities.

     During the first quarter, the Company used cash flows from operations and proceeds from its line of credit to finance QTPI's construction in progress and facility build-out costs, which amounted to $750,000 in the aggregate. Other capital expenditures included $178,900 spent towards upgrades of certain office fixtures and equipment, primarily personal computers. An additional outlay of $700,000 is planned during the second quarter to enhance QTPI's production capacity. At the present time, management is exploring long-term financing alternatives for its manufacturing endeavors.

     Management expects to continue to use cash flows from operations to defray increasing costs of direct materials and subcontractors, which during the first quarter of 1996, were up $1.6 million over last year. In addition, management plans to expand its facilities, resources, and information systems to support continued growth. Negotiations are in process for more favorable terms under the Company's line of credit agreement, which is subject to renewal in May, 1996.

     Subject to the approval of the stockholders, the Company's Board of Directors has approved the adoption of the 1996 Incentive Stock Option Plan, pursuant to which up to 200,000 shares of the Company's common stock may be issued.

INFLATION

     The impact of inflation on the Company's costs should be minimal due to the fact that increased costs of this type are normally included in the pricing structure or otherwise recovered through reimbursement of contract costs incurred.

BACKLOG

     The term "backlog" includes the aggregate contract revenues, remaining to be earned at the stated time, to the extent of the value of the contract award thereunder. Virtually all of the Company's backlog is expected to be completed within five years. The following table reflects the Company's funded and unfunded backlog as of March 31, 1996 and March 31, 1995.

                Funded Backlog                 Unfunded Backlog
                   March 31                        March 31
              1996          1995              1996           1995

          $34,746,200   $49,677,300      $421,444,200   $175,410,400

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

                                    PART II


Item 1.  Legal Proceedings

          In April 1996, the Company settled the case of Denzler v. QuesTech, Inc., a lawsuit filed by a former employee for breach of the Company's Officers and Managers Deferred Compensation Plan (the "Plan"). After losing the case in the United States District Court for the Eastern District of Virginia, the Company appealed to the United States Court of Appeals for the Fourth Circuit. In March 1996, the appellate decision was issued, remanding the case back to the lower court to determine the correct amount of damages and legal fees owed to the plaintiff, but affirming that the Company had a liability to the plaintiff under the Plan. Thereafter, the case was settled for a lump sum payment, which was less than the original award by the District Court. The settlement amount was paid in full in April 1996. The Company had previously accrued the expected cost of the settlement in the financial statements.


Item 5.   Other Information

     None.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     11.  Statement of Computation of Earnings Per Share.

(b)  Reports on Form 8-K:

          No reports were filed by the Company on form 8-K for the period
                    January 1, 1996 through March 31, 1996.

                               S.E.C. FORM 10-Q

                                March 31, 1996


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