Form 10-Q
period 1996-06-29
QUESTECH INC
filed 1996-08-12
CIK 737033

============================================================================
                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549
                                 FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For the quarter period ended June 30, 1996  Commission File Number:  2-88617

                               QUESTECH, INC.
           (Exact name of Registrant as specified in its charter)


           Virginia                                       54-0844913
(State or other jurisdiction of
 incorporation or organization)                    (I.R.S. Employer I.D. No.)


               7600A Leesburg Pike, Falls Church, Virginia  22043
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

     As of the close of business August 1, 1996, the registrant had 1,548,200 shares of Common Stock outstanding, par value $.05 per share.

                      QuesTech, Inc. and Subsidiaries

                                 I N D E X
                               June 30, 1996

                                                               Page No.

PART I.   Financial Information

  Item 1  Financial Statements (Unaudited)

     CONDENSED CONSOLIDATED BALANCE SHEETS - June 30, 1996
     and December 31, 1995                                        2

     CONSOLIDATED STATEMENTS OF EARNINGS - Three Months
     ended June 30, 1996 and 1995; Six Months ended June 30,
     1996 and 1995                                                4

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Six
     Months ended June 30, 1996 and 1995                          5

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - Six
     Months ended June 30, 1996 and 1995                          7

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30,
     1996 and June 30, 1995                                       8

  Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations           9

PART II.  Other Information

  Item 1  Legal Proceedings                                      13

  Item 5  Other Information                                      13

  Item 6  Exhibits and Reports on Form 8-K                       14

Officers' Signatures                                             15

EXHIBIT 10 - AMENDED AND RESTATED LOAN AND SECURITY
             AGREEMENT DATED JUNE 3, 1996

EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE

                      QuesTech, Inc. and Subsidiaries

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                                  June 30       Dec. 31
                                                   1996           1995
                                                (Unaudited)      (Note)
CURRENT ASSETS
  Cash and cash equivalents .................   $   130,100   $   178,300
  Accounts receivable .......................     9,940,300     8,358,400
  Inventories ...............................        88,800        81,500
  Prepaid expenses and other ................       708,400       225,500
  Deferred income taxes .....................       751,300       751,300

      Total current assets ..................   $11,618,900   $ 9,595,000

EQUIPMENT AND LEASEHOLD IMPROVEMENTS - at
  cost less accumulated depreciation and
  amortization of $6,604,900 and
  $6,531,500, respectively ..................     4,181,800     2,256,500
GOODWILL, less accumulated amortization of
  $1,494,300 and $1,417,000, respectively ...     1,442,300     1,519,600
DEFERRED INCOME TAXES, net of valuation
  allowance of $148,000 .....................     1,218,100     1,218,100
OTHER ASSETS ................................     1,990,700     1,834,500

  TOTAL ASSETS                                  $20,451,800   $16,423,700




NOTE: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these statements.

                      QuesTech, Inc. and Subsidiaries

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  June 30       Dec. 31
                                                   1996           1995
                                                (Unaudited)      (Note)
CURRENT LIABILITIES
  Line of Credit ............................   $ 2,425,900  $   394,100
  Current maturities of long-term
    obligations .............................        58,100       57,100
  Accounts payable ..........................     2,719,800    2,268,800
  Accrued liabilities .......................     5,872,600    4,834,300
  Income taxes - Currently payable ..........       198,100       45,200
      Total current liabilities .............   $11,274,500  $ 7,599,500

LONG-TERM OBLIGATIONS .......................       126,700      156,200

INDEBTEDNESS TO RELATED PARTIES .............     1,374,200    1,321,900

ACCRUED POST-RETIREMENT BENEFIT COST ........     1,193,700    1,161,000

OTHER LONG TERM OBLIGATIONS .................     1,096,800    1,137,300
       Total Liabilities ....................   $15,065,900  $11,375,900

STOCKHOLDERS' EQUITY
  Common stock - authorized 3,000,000
      shares of $.05 par value, issued
      1,581,900 shares, outstanding
      1,548,200 shares at June 30, 1996 and
      1,536,461 shares at December 31, 1995 .        79,100       78,900
  Additional paid in capital ................     2,688,100    2,720,100
  Retained earnings .........................     3,112,300    2,833,700
  Less Treasury Stock at cost ...............      <149,000>    <227,300>
  Due from SECT .............................      <344,600>    <357,600>
       Total Stockholders' Equity ...........   $ 5,385,900  $ 5,047,800

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $20,451,800  $16,423,700

NOTE: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these statements.

                                   QuesTech, Inc. and Subsidiaries

                           CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                            Three Months Ended June 30,  Six Months Ended June 30,
                                                  1996          1995          1996          1995

Revenues ..................................  $19,833,800   $15,479,800   $34,340,900   $27,733,200

Operating expenses
  Salaries, wages and employee benefits ...    8,492,800     7,209,700    16,459,500    14,394,100
  Other operating expenses ................   10,909,600     7,665,800    17,145,500    12,440,200
        Total operating expenses ..........  $19,402,400   $14,875,500   $33,605,000   $26,834,300

        Income from operations ............      431,400       604,300       735,900       898,900
  Other expense ...........................          --       <223,000>          --       <223,000>
  Interest expense ........................     <131,600>      <94,700>     <238,300>     <187,500>
        Earnings before income taxes ......  $   299,800   $   286,600   $   497,600   $   488,400

Provision for income taxes ................      131,900       146,100       219,000       249,000
        Net earnings ......................      167,900   $   140,500       278,600   $   239,400

Earnings per share:
   Primary ................................  $       .11   $       .10   $       .18   $       .17
   Fully diluted ..........................          .11           .09           .18           .16

Weighted average number of common shares
 outstanding:
   Primary ................................    1,517,314     1,425,570     1,517,011     1,415,718
   Fully diluted ..........................    1,518,925     1,547,144     1,517,773     1,547,144

The accompanying notes are an integral part of these statements.

                      QuesTech, Inc. and Subsidiaries

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         Six Months
                                                       Ended June 30
                                                     1996          1995
Increase <Decrease> in Cash and Cash Equivalents

Cash flows from operating activities:
Net Earnings ..................................  $  278,600    $   239,400
Adjustments to reconcile net earnings to
  net cash flows from operating activities:
      Depreciation and amortization ...........     419,200        306,700
      Increase in fund values of nonqualifying
        plan assets ...........................    <122,900>      <102,000>
      Changes in assets and liabilities .......    <356,600>       <74,600>

      Net cash provided by operating activities  $  218,300    $   369,500

Cash flows from investing activities:
    Capital expenditures ......................  <2,263,800>     <459,300>
      Net cash used in investing activities ...  <2,263,800>     <459,300>

Cash flows from financing activities:
    Increase/Decrease in Line of Credit .......   2,031,800        81,900
    Cash proceeds from exercise of stock
      options .................................      59,500        25,700
    Repayment of long-term debt ...............     <28,000>      <25,500>
    Repayment of indebtedness
      to related parties ......................     <28,600>      <89,300>
    Repayment of other long-term debt .........     <37,400>      <34,500>

      Net cash provided by <used in> financing
         activities ...........................  $1,997.300   $   <41,700>

                      QuesTech, Inc. and Subsidiaries

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         Six Months
                                                       Ended June 30
                                                     1996          1995

Net decrease in cash ..........................  $  <48,200>  $  <131,500>
Cash, Beginning of period .....................     178,300       261,900

Cash, End of period ...........................  $  130,100   $   130,400

Cash payments for:
      Interest ................................  $   75,300   $    53,600
      Income taxes ............................     411,200       155,800

The accompanying notes are an integral part of these statements.

                      QuesTech, Inc. and Subsidiaries

        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                       Six Months
                                                     Ended June 30
                                                   1996         1995
Common Stock issued 1,581,900 shares in 1996
  and 1,578,000 shares in 1995 (Including
 33,700 treasury shares in 1996 and 10,000
  shares in 1995):

  Balance at January 1 ......................   $   78,900   $   78,900
  Issuance of common stock ..................          200          --
    Balance at June 30 ......................       79,100       78,900

Additional paid in capital:

  Balance at January 1 ......................    2,720,100    2,722,700
  Exercise of employee stock options ........      <32,000>      <2,600>
    Balance at June 30 ......................   $2,688,100   $2,720,100

Retained Earnings:

  Balance at January 1 ......................    2,833,700    2,313,600
  Net Earnings ..............................      278,600      239,400

  Balance at June 30 ........................   $3,112,300   $2,553,000

Cost of Treasury Stock:

  Balance at June 30 ........................   $ <149,000>  $  <30,000>

Due from SECT:

  Balance at January 1 ......................     <357,600>    <432,500>
  Issuance of SECT shares ...................       13,000       25,700
    Balance at June 30 ......................   $ <344,600>  $ <406,800>

Total Stockholders' Equity ..................   $5,385,900   $4,915,200


The accompanying notes are an integral part of these statements.

                      QuesTech, Inc. and Subsidiaries

                 Notes to Consolidated Financial Statements
                           June 30, 1996 and 1995
                                (Unaudited)


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

     In the opinion of management, the accompanying condensed financial statements reflect all necessary adjustments and reclassifications that are necessary for fair presentation for the periods presented. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the company's latest annual report to the Securities and Exchange Commission on Form 10-K. The results of operations for the three and six-month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

Earnings Per Share

     Under the treasury stock method, per share earnings are calculated based on weighted average shares, after accounting for dilutive common stock equivalents, which consist of previously granted stock options with exercise prices ranging between $1.75 and $8.125 per share. Outstanding shares are reduced by the shares held by the Stock Employee Compensation Trust (SECT). See Exhibit 11. For primary earnings per share, the computation for the period prior to exercise is based on the average market price of common stock during the period the exercised options were outstanding. For fully diluted earnings per share, the computation for the period prior to exercise is based on the market price of common stock when the options were exercised. Incremental shares are weighted for the period that the options are outstanding. The bid price of the stock at June 28, 1996 was $8.25 per share.

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

                                                   Six Months Ended
                                                       June 30
                                                   1996        1995

Revenues                                          100.00%     100.00%
Operating Expenses                                 97.86       96.76

Income from operations                              2.14%       3.24%
Other expense                                         --        <.80>
Interest                                            <.69>       <.68>
Provision for income taxes                          <.64>       <.90>

     Net Earnings                                    .81%        .86%

     For the quarter ended June 30, 1996, the Company's revenues were $19.8
million, up by $4.3 million or 28% over 1995.   Revenues for the first half of
the year were $34.3 million, up $6.6 million or 24% over last year.  Growth in the government contract segment, consisting of QuesTech Research Division
("QTRD") and QuesTech Service Company ("QTSC"), was fueled by new delivery orders primarily with the Department of the Army.  The commercial segment represented by QuesTech Packaging Inc. ("QTPI") reported steady sales of infant bottle liners, which were initially marketed under Munchkin, Inc.'s
1-Step brand earlier this year.   Management believes sales may increase during
the fourth quarter after additional equipment is placed in service.

     Operating expenses were $19.4 million for the quarter and $33.6 million for the six months ended June 30, 1996, up 30% and 25% respectively when compared with the same periods in 1995. Approximately 70% of the increased costs were contract-specific material purchases as required by contracts.
Additionally, the Company incurred engineering and other costs necessary to enhance the production level at its manufacturing plant in Newport News.
Although a substantial portion of these expenditures were capitalized, a considerable amount related to in-house engineering and technical management labor was charged to operations.

     Income from operations during the first half of 1996 declined by 18% when compared to 1995, with most of the reduction occurring during the second quarter. Despite increased operating margins provided by QTRD and QTSC, the Company's consolidated income from operations was negatively impacted by QTPI's operating loss, which at June 30, 1996, was approximately $1.0 million.
A substantial portion of QTPI's loss was caused by delays in the delivery of the machinery which is essential to increased production. It is anticipated that delivery of the machines will take place during the third quarter of 1996.

     Interest expense rose primarily as a result of the Company's increased use of its line of credit facility to finance plant expansion and a company-wide program to upgrade personal computers and network hardware. Management has opted to expense the interest cost associated with the construction in progress at its Newport News plant.

     During the first six months of 1996, the Company benefited from the absence of Other Expense, thereby realizing an increase in pre-tax income, which at approximately $300,000 and $498,000 for the quarter and the half year, respectively, rose by 5% and 2% over the same periods in 1995. See the Company's 1995 10-K for discussion of Other Expense.

     Fully diluted earnings per share for the quarter were $.11, and $.18 for the half year, up $.02 over 1995. The dilution of earnings resulted from the impact of common stock equivalents and small common stock issues to fund the exercise of incentive stock options.


LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth certain financial data with respect to changes in the Company's liquidity and capital resources since December 31, 1995: (in thousands of dollars except ratios)

                             6/30/96       12/31/95    NET CHANGES

Working capital              $   344        $1,995       $<1,651>
Current assets                11,619         9,595         2,024
Current liabilities           11,275         7,600         3,675
Working capital ratio (1)       1.03          1.26          <.23>

(1)  Current assets over current liabilities.

     During the first six months of 1996, the Company used a combination of cash flows from operations and proceeds from its line of credit to finance
QTPI's construction in progress and facility build-out costs, which amounted to approximately $1.9 million in the aggregate. Other capital expenditures approximating $.3 million were incurred towards leasehold improvements and upgrades of personal computers. Management believes that capital expenditures will reach $3.0 million before year-end, which is consistent with the estimate previously disclosed in the Company's 1995 10-K. At the present time, management has negotiated a capital lease arrangement to re-finance costs of certain self-constructed assets incurred to date at QTPI and pay down its line of credit when the equipment is delivered. When the long-term lease arrangement is put in place, the Company's cash flow and working capital will improve. Refer to page 5, Condensed Consolidated Statement of Cash Flows.

     Management expects to continue to use cash flows from operations to defray increasing costs of direct materials and subcontractors, which at June
30, 1996, were up $4.4 million over last year. In addition, management plans to expand its facilities and information systems to support continued growth.
The Line of Credit (LOC) facility was recently expanded from $4.0 million to $6.0 million. As of June 30, 1996, the unused LOC balance was $3.6 million.

     During the second quarter, the Company issued 3,900 shares of its common stock to fund the options exercised by employees under the Incentive Stock
Option Plan. Up to 200,000 shares may be issued, according to the Plan's terms.


INFLATION

     The impact of inflation on the Company's costs should be minimal since increased costs of this type are normally included in the pricing structure or otherwise recovered through reimbursement of contract costs incurred.

BACKLOG

     The term "backlog" includes the aggregate contract revenues, remaining to be earned at the stated time, to the extent of the value of the contract award thereunder. Virtually all of the Company's backlog is expected to be completed within four years. The following table reflects the Company's funded and unfunded backlog as of June 30, 1996 and June 30, 1995.

                Funded Backlog                 Unfunded Backlog
                    June 30                         June 30
              1996          1995              1996          1995

          $36,031,500   $31,679,000      $396,272,600  $472,071,000

The term "funded" refers to the portion of aggregate contract revenues remaining to be earned that is covered by funding appropriations and allotments to the contract by the procuring agency. The term "unfunded" refers to the excess of the value of the contract award over the funded value.
Management does not provide any assurance that the customer will authorize funding amounts beyond funding commitments existing as of the period just ended.


                                  PART II


Item 1.  Legal Proceedings

     In January 1996, the Company was named as a defendant in a lawsuit captioned 7600 Limited Partnership and Guy Beatty v. QuesTech, Inc. The plaintiffs (the Company's former landlord, a partnership, and its general partner) seek attorneys' fees incurred in two earlier landlord/tenant cases (a contract claim). In addition, plaintiffs have claimed damages for five torts, three of which were dismissed by the court. Two torts are outstanding:
malicious prosecution and tortious interference with a business relationship.
One or more of the tort claims may be covered by the Company's general liability insurer, which is providing the counsel for defense for the lawsuit at its cost. The insurer does not have any liability for the contract claim for attorneys' fees. In addition, the insurance company has reserved its right to refuse coverage for torts which are intentional according to Virginia insurance law.

     The Company, including its subsidiaries, are not subject to any other material pending legal proceedings, and none of the assets of the Company or its subsidiaries are subject to any such proceedings, other than routine litigation, if any, incidental to the business and against which the Company is either adequately insured, or which is not material.

Item 5.  Other Information

     The 1996 Annual Stockholders Meeting was held on May 24, 1996 at the
DoubleTree Hotel, 8801 Leesburg Pike, Falls Church, Virginia.  At the Annual
Meeting, 93% of all outstanding stock entitled to vote was represented by persons in attendance or by proxy. All nominees to the Board of Directors were elected: All of the directors (Vincent L. Salvatori, Gerald F. Mayefskie,
Sebastian P. Musco, Robert B. Costello, Vincent M. Russo and Edward G.
Broenniman), over 1,448,669 votes or over 97% of the votes present.
The re-appointment of Grant Thornton, as the independent auditors of the Company for the fiscal year ended December 31, 1996, was approved by a vote of 1,466,353 For or 93.5% of the vote present, 3,300 votes Against, and 20,182 votes Withheld.

     The 1996 Incentive Stock Option Plan was adopted: 867,367 (55.3%) votes
For, and 211,641 votes Against.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     10.  Material Contracts

          (r)  Amended Loan and Security Agreement between the Company and
               Signet Bank of Virginia dated June 3, 1996.

     ll.  Statement of Computation of Earnings Per Share.

(b)  Reports on Form 8-K:

          No reports on Form 8-K were required to be filed during the second quarter of 1996.


                              S.E.C. FORM 10-Q

                               June 30, 1996


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

