Form 10-Q
period 1996-09-30
QUESTECH INC
filed 1996-11-13
CIK 737033

========================================================================
                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549
                                 Form 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1996    Commission File Number:  2-88617

                     QUESTECH, INC.
           (Exact name of Registrant as specified in its charter)


            Virginia                                  54-0844913
(State or other jurisdiction of
 incorporation or organization)               (I.R.S. Employer I.D. No.)


            7600A Leesburg Pike, Falls Church, Virginia  22043
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

     As of the close of business November 1, 1996, the registrant had outstanding 1,610,953 shares of Common Stock, par value $.05 per share.



                      QuesTech, Inc. and Subsidiaries


                                 I N D E X

                             September 30, 1996



                                                            Page No.

PART I.   Financial Information

  Item 1  Financial Statements (Unaudited)

     CONDENSED CONSOLIDATED BALANCE SHEETS -
     September 30, 1996 and December 31, 1995                    2

     CONSOLIDATED STATEMENTS OF EARNINGS -
     Three Months ended September 30, 1996 and 1995;
     Nine Months ended September 30, 1996 and 1995               4

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
     Nine Months ended September 30, 1996 and 1995               6

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY -
     Nine Months ended September 30, 1996                        7

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
     September 30, 1996 and September 30, 1995                   8

  Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations          9

PART II.  Other Information

  Item 1  Legal Proceedings                                     12

  Item 5  Other Information                                     12

  Item 6  Exhibits and Reports on Form 8K                       13

Officers' Signatures                                            14

     EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE




                      QuesTech, Inc. and Subsidiaries

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS


                                                   Sept. 30      Dec. 31
                                                    1996           1995
                                                 (Unaudited)      (Note)
CURRENT ASSETS
  Cash and cash equivalents ................    $   136,900   $   178,300
  Accounts receivable ......................     11,028,800     8,358,400
  Inventories ..............................        165,600        81,500
  Prepaid expenses and other ...............        634,300       225,500
  Deferred income taxes ....................        751,300       751,300

       Total current assets ................    $12,716,900   $ 9,595,000

EQUIPMENT AND LEASEHOLD IMPROVEMENTS - at
  cost less accumulated depreciation and
  amortization of $6,789,500 and $6,531,500,
  respectively .............................      4,479,200     2,256,500

GOODWILL LESS ACCUMULATED AMORTIZATION OF
  $1,532,900 and $1,417,000, respectively ..      1,403,600     1,519,600

DEFERRED INCOME TAXES, net of valuation
  allowance of $148,000 ....................      1,218,100     1,218,100

OTHER ASSETS ...............................      2,032,200     1,834,500

  TOTAL ASSETS                                  $21,850,000   $16,423,700


The accompanying notes are an integral part of these statements.

NOTE: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.







                      QuesTech, Inc. and Subsidiaries

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  Sept. 30      Dec. 31
                                                    1996           1995
                                                 (Unaudited)      (Note)
CURRENT LIABILITIES
  Line of Credit ...........................    $       --    $   394,100
  Current maturities of long-term
    obligations payable ....................        138,100        57,100
  Accounts payable .........................      5,048,400     2,268,800
  Accrued liabilities ......................      6,905,200     4,834,300
  Income taxes currently payable ...........         20,000        45,200

       Total current liabilities ...........    $12,111,700   $ 7,599,500

LONG-TERM OBLIGATIONS ......................        437,100       156,200

INDEBTEDNESS TO RELATED PARTIES ............      1,400,900     1,321,900

ACCRUED POST-RETIREMENT BENEFIT COST .......      1,309,800     1,161,000

OTHER LONG-TERM OBLIGATIONS ................      1,013,800     1,137,300

       Total Liabilities ...................    $16,273,300   $11,375,900

STOCKHOLDERS' EQUITY
  Common stock - authorized 3,000,000
      shares of $.05 par value, issued
      1,650,000 and 1,578,000 shares,
      outstanding 1,610,953 shares and
      1,568,000 shares at September 30, 1996
      and December 31, 1995, respectively ..         82,500        78,900
  Additional paid in capital ...............      2,805,600     2,720,100
  Retained earnings ........................      3,226,300     2,833,700
  Less Treasury Stock at cost ..............       <193,100>     <227,300>
  Due from SECT ............................       <344,600>     <357,600>
       Total Stockholders' Equity ..........    $ 5,576,700   $ 5,047,800

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $21,850,000   $16,423,700


The accompanying notes are an integral part of these statements.
NOTE: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.


                      QuesTech, Inc. and Subsidiaries

              CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)


                                              Three Months Ended Sept. 30,
                                                   1996          1995

Revenues ..................................    $20,377,600   $15,706,700

Operating expenses
  Salaries, wages and employee benefits ...      8,563,500     7,047,300
  Other operating expenses ................     11,479,000     8,055,500

        Total operating expenses ..........    $20,042,500   $15,102,800

        Income from operations ............        335,100       603,900
  Other expense ...........................            --       <299,100>
  Interest expense ........................       <131,600>     <104,300>

        Earnings before income taxes ......    $   203,500   $   200,500

Provision for income taxes ................        <89,500>     <102,400>

        Net earnings ......................    $   114,000   $    98,100


Earnings per share:

    Primary ...............................    $       .08   $       .07
    Fully diluted .........................    $       .08   $       .06

Weighted average number of common shares outstanding:

    Primary ...............................      1,514,753     1,428,994
    Fully diluted .........................      1,517,746     1,518,289


The accompanying notes are an integral part of these statements.








                      QuesTech, Inc. and Subsidiaries

              CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)


                                              Nine Months Ended Sept. 30,
                                                   1996          1995

Revenues ..................................    $54,718,500   $43,439,900

Operating expenses
  Salaries, wages and employee benefits ...     25,023,000    21,441,400
  Other operating expenses ................     28,624,500    20,495,700

        Total operating expenses ..........    $53,647,500   $41,937,100

        Income from operations ............      1,071,000     1,502,800

  Other expense ...........................            --       <522,100>
  Interest expense ........................       <369,900>     <291,800>

        Earnings before income taxes ......    $   701,100   $   688,900

Provision for income taxes ................       <308,500>     <351,400>

        Net earnings ......................    $   392,600   $   337,500


Earnings per share:

    Primary ...............................    $       .26   $       .24
    Fully diluted .........................    $       .26   $       .22

Weighted average number of common shares outstanding:

    Primary ...............................      1,516,246     1,427,708
    Fully diluted .........................      1,519,542     1,532,439


The accompanying notes are an integral part of these statements.


                       QuesTech, Inc. and Subsidiaries

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                          Nine Months
                                                         Ended Sept. 30
                                                       1996          1995
Increase <Decrease> in Cash and Cash Equivalents

Cash flows from operating activities:
Net Earnings .................................... $   392,600   $   337,500
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
     Depreciation and amortization ..............     658,300       480,600
     Increase in fund values of non-qualifying
       assets under deferred compensation plans .    <160,100>     <135,100>
     Other accrued costs ........................         --        246,400
     Changes in assets and liabilities ..........   1,771,400       331,500
     Net cash provided by
       operating activities ..................... $ 2,662,200   $ 1,260,900

Cash flows from investment activities:
  Capital expenditures ..........................  <2,759,200>   <1,337,000>

     Net cash used in investing activities ...... $<2,759,200>  $<1,337,000>

Cash flows from financing activities:
  Increase<decrease> in Line of Credit borrowings      10,500       318,500
  Cash proceeds from exercise of stock options ..     153,600        53,400
  Treasury stock transactions ...................      34,200      <197,300>
  Repayment of long-term debt ...................     <42,700>      <38,700>
  Repayment of indebtedness to related parties ..     <43,400>     <107,700>
  Repayment of other long-term debt .............     <56,600>      <52,300>

     Net cash provided by/<used in>
       financing activities ..................... $    55,600   $   <24,100>

Net <decrease> in cash .......................... $   <41,400>  $  <100,200>
Cash, Beginning of period .......................     178,300       261,900

Cash, End of period ............................. $   136,900   $   161,700

     Cash payments for:
       Interest ................................. $   162,500   $   106,100
       Income taxes .............................     678,900       379,100

The accompanying notes are an integral part of these statements.



                      QuesTech, Inc. and Subsidiaries

        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)


                                                      Nine Months
                                                     Ended Sept. 30
                                                   1996         1995
Common Stock issued 1,650,000 shares in 1996
  and 1,578,000 shares in 1995:

  Balance at January 1 ......................   $   78,900   $   78,900
  Exercise of employee stock options ........        3,600          --
    Balance at September 30 .................       82,500       78,900

Additional paid in capital:

  Balance at January 1 ......................    2,720,100    2,722,700
  Exercise of employee stock options ........       85,500       <1,700>
    Balance at September ....................   $2,805,600   $2,721,000

Retained Earnings:

  Balance at January 1 ......................    2,833,700    2,313,600
  Net Earnings ..............................      392,600      337,500
    Balance at September 30 .................   $3,226,300   $2,651,100

Cost of Treasury Stock:

  Balance at January 1 ......................     <227,300>     <30,000>
  Exercise of employee stock options ........       34,200     <197,300>
    Balance at September 30 .................   $ <193,100>  $ <227,300>

Due from SECT:
  Balance at January 1 ......................   $ <357,600>  $ <432,500>
  Exercise of employee stock options ........       13,000       53,400
    Balance at September 30 .................   $ <344,600>  $ <379,100>

Total Stockholders' Equity ..................   $5,576,700   $4,844,600




The accompanying notes are an integral part of these statements.




                      QuesTech, Inc. and Subsidiaries

                 Notes to Consolidated Financial Statements
                        September 30, 1996 and 1995
                                (Unaudited)


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

     In the opinion of management, the accompanying condensed financial statements reflect all necessary adjustments and reclassifications that are necessary for fair presentation for the periods presented. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the company's latest annual report to the Securities and Exchange Commission on Form 10-K. The results of operations for the three and nine-month periods ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year.

     Certain portions of the 10-Q include forward looking statements within the meaning of Section 27(a) of the Securities Act of 1933, as amended, and
Section 21(e) of the Securities Exchange Act of 1934, as amended. Although management believes that the expectations reflected in certain forward looking statements contained in the Management's Discussion and Analysis are based upon reasonable assumptions, it can give no assurance that its expectations will be realized.

Inventories

     Inventories at September 30, 1996 consist of raw materials (plastics) and finished goods. Valuation is based on the lower of cost or market, determined by the use of the first-in, first-out method.

Earnings Per Share

     Per share earnings are calculated based on weighted average shares. Dilutive common stock equivalents consist of previously granted stock options, with exercise prices between $4.00 and $7.00 per share. As of September 30, 1996, the closing bid price of the stock was $7.50 per share. Shares held in the Company's Stock Employee Compensation Trust (SECT), although outstanding, are excluded from the base of the earnings per share.

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


                                                   Nine Months Ended
                                                        Sept. 30
                                                   1996         1995

Revenues                                          100.00%      100.00%
Operating Expenses                                 98.04        96.54

Income from operations                              1.96%        3.46%
Other Expense                                         --        <1.20>
Interest                                            <.68>        <.67>
Provision for income taxes                          <.56>        <.81>

     Net Earnings                                    .72%         .78%


     For the quarter ended September 30, 1996, the Company's revenues were $20.4 million, up by $4.7 million or 30% over 1995. Revenues for the first nine months of the year were $54.7 million, up $11.3 million or 26% over last year. Increased activity from the Company's largest contract which commenced performance this year accounted for half of the revenue growth within the government contract segment. Record revenue growth from government contracts as a whole offset a third quarter slowdown in sales at QuesTech Packaging, Inc. ("QTPI"), the Company's commercial packaging segment. QTPI scaled back its production of monolayer infant bottle liners, pending a resolution of a contract dispute with its customer, Munchkin, Inc. Currently, QTPI is discussing the possible production of several new products with a number of Fortune 500 companies. Any sales arising from such production will commence no sooner than 1997.

     Operating expenses were $20 million for the quarter and $53.6 million for the nine months ended September 30, 1996, up 33% and 28%, respectively when compared with the same periods in 1995. The increase in operating expenses was driven by contract requirements for additional staff, subcontracts, and material procurements to support newly issued delivery orders. The costs of maintaining the packaging operation were $2.2 million during the nine-month period.

     Despite positive margins on its major contracts, the Company's income from operations declined by 44.5% during the quarter and 28.7% during the nine-month period. Operating margins were impacted by losses arising from QTPI's initial high manufacturing costs resulting from production start-up and unfilled sales orders during September 1996. QTPI's operating loss as of September 30, 1996, was approximately $1.6 million, up from $1.0 million for the same period last year.

     Interest expense increased as the Company borrowed heavily from its line of credit ("LOC") to finance QTPI's capital and operating requirements. A significant portion of the interest cost associated with the construction in progress at the Newport News plant facility was incurred during the third quarter and charged to expense.

     The Company's pre-tax earnings for the quarter were $203,500 which remained at about the same level as last year. Pretax earnings for the nine month period reflected a 1.8% increase, from $688,900 to $701,100.

     Fully diluted earnings per share for the quarter were $.08 and $.26 for the nine-month period, up $.02 and $.04, respectively over 1995. The dilution of shares resulted from the impact of currently outstanding stock options and small common stock issues to fund the exercise of previously granted stock options.

LIQUIDITY AND SOURCES OF CAPITAL

     The following table sets forth certain financial data with respect to changes in the Company's liquidity and capital resources since December 31, 1995 (in thousands of dollars, except working capital ratio):


                             9/30/96       12/31/95      NET CHANGES

Working capital              $   605       $1,995           $<1,390>
Current assets                12,717        9,595             3,122
Current liabilities           12,112        7,600             4,512
Working capital ratio (1)       1.05         1.26              <.21>


(1)  Current assets over current liabilities.

     During the nine months ended September 30, 1996, the Company drew from its line of credit to finance QTPI's construction in progress costs which increased by $2.3 million over last year. Additionally, the Company infused cash into QTPI's operations to fund its pre-tax losses which amounted to $1.6 million. An additional outlay of $.5 million was incurred to provide new personal computers and permit facility improvements in support of the growth in the government contracts segment.

     Subsequent to the date of the financial statements, the Company executed a capital lease agreement with General Electric Capital Corporation to finance certain of QTPI's machines. As a result, the Company received $2 million in cash, which was used to pay down its line of credit. At September 30, 1996, the LOC position was approximately $.4 million. Of this amount, $80,000 was reported under current maturities and the remainder was included in the Long-Term Obligations of the financial statements to reflect the partial impact of the financing. The LOC balance, which typically ranged from $1.5 million to $2.0 million during the first nine months, is expected to decline by 50% during the fourth quarter.

     Working capital requirements of the core business will increase as a result of commitments to subcontractors and materials expenditures, up 50% over last year. Additionally, funds will be spent to cover the relocation costs of certain staff, following the closure of the Vint Hill Farms Station, a U.S. Army base. Within QTPI, pre-tax losses will reach $2 million by year-end. These losses stem in part from delays in reaching full production capacity and unanticipated results of a pricing agreement entered into prior to the commencement of production. Capital investment towards facilities expansion, accounting and information systems, and manufacturing equipment combined is expected to reach $3 million by year-end. Management believes that its financial resources, including its LOC facility, and proceeds from the recently negotiated capital lease and internally generated funds, are adequate to meet its foreseeable needs.

INFLATION

     The impact of inflation on the Company's costs should be minimal due to the fact that increased costs of this type are normally included in the pricing structure or otherwise recovered through reimbursement of contract costs incurred.

BACKLOG

     The term "backlog" includes the aggregate contract revenues remaining to be earned at the stated time, to the extent of the value of the underlying contract award. Virtually all of the Company's backlog is expected to be completed within five years. The following table reflects the Company's funded and unfunded backlog as of September 30, 1996 and September 30, 1995.


                Funded Backlog                 Unfunded Backlog
                 September 30                    September 30
              1996          1995              1996          1995

          $38,837,400   $28,937,600      $389,387,500  $460,020,700


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



                                  PART II


Item 1.  Legal Proceedings

     Litigation-- 7600 Limited Partnership and Guy Beatty v. QuesTech, Inc., In January 1996, the Company was named as a defendant in a lawsuit filed by its former landlord and the general partner of the landlord. The case originally sought damages for breach of contract in the form of previously incurred attorneys' fees, plus five tort claims, three of which have been dismissed to date. The Company's counsel believes that the Company's
position with regard to   the two remaining tort claims has merit.  The
Company's general liability insurer has taken responsibility for the cost of the basic defense of the entire case. The Company has retained additional outside counsel at the Company's cost. Subject to a reservation of rights issued by the insurer, the insurer should be liable for damages. The case is scheduled for trial in March 1997. Management does not provide any assurance on the outcome of the case.


Item 5.  Other Information

     Contract Dispute-- QTPI, the Company's manufacturing subsidiary, has exchanged letters with its exclusive distributor of monolayer infant bottle liners regarding issues of contract interpretation, specifications and warranty. In October 1996, QTPI temporarily reduced its workforce and limited production of liners.





Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     10.  Material Contracts

          (s) Equipment Lease Agreement between General Electric Capital Corporation and QuesTech Packaging, Inc. and QuesTech, Inc. dated October 24, 1996.

     ll.  Statement of Computation of Earnings Per Share.

(b)  Reports on Form 8-K:

          No reports on Form 8-K were required to be filed during the third
          quarter of 1996.                       S.E.C. FORM 10-Q

                             September 30, 1996


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