Form 10-K
period 1996-12-31
QUESTECH INC
filed 1997-03-19
CIK 737033

===========================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                 FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996     Commission File No. 2-88617

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

     Aggregate market value of Common Stock held by non-affiliates of the registrant at March 7, 1997 -- $6.7 million.

    Number of shares of Common Stock outstanding on March 7, 1997 -- 1,610,957 shares.

                                  PART I


Item 1.  BUSINESS

     QuesTech, Inc. (the Company), provides a broad spectrum of professional services to customers within several high technology communities. Corporate products include scientific, engineering, research, and management services in electronics, information warfare, information technology, computer software, systems integration, and industrial analysis.

     A major portion of the Company's 1996 revenues were derived from competitively awarded contracts with U. S. Government clients, primarily within the Department of Defense.

Systems Engineering and Scientific Research

     The Company performs a broad range of high technology services for agencies of the Department of Defense ("DOD") and the national security community. These services are provided through a number of operating units, each focused on a distinct market and specific customer base.

QuesTech Research Division ("QTRD")

     QuesTech Research Division (QTRD) provides diversified, high technology engineering and management services to various industries and DOD agencies. QTRD performs engineering services from concept formulation and systems design, through engineering, technical and program management support, to research and development. QTRD solves complex problems for its customers, primarily in the fields of intelligence, electronic warfare, command, control, and industrial modernization.

     QTRD services also include engineering and management support to Government and industry in intelligence analysis, tactical and processing systems, software development, systems integration, industrial base analysis, technology assessments, manufacturing technology, and electronic warfare.

QuesTech Service Company ("QTSC")

     This wholly-owned subsidiary of the Company provides engineering field services, including equipment installation, test monitoring, and operations and maintenance. QTSC also provides cost-effective program support services, including system analyses, integrated logistics support, equipment procurement, failure analysis, maintenance provisioning, training and inspections to customers in the Department of Defense and intelligence communities. QTSC deploys personnel to locations from coast to coast and around the world to perform on programs involving electronic warfare, computer control and communication, signal intelligence and communications systems.

QuesTech Packaging, Inc. ("QTPI", formerly QuesTech Ventures, Inc.)

     QuesTech Packaging, Inc. is a wholly-owned subsidiary which manufactures plastic containers utilizing scrapless, melt-phase thermoforming technology. Its main product line consists of drop-in, thermoformed infant bottle liners, which are another alternative to bag-type liners produced by its competitors.

U. S. Government Contracts

     The Company's business is primarily derived from competitively awarded
U. S. Government contracts.

     United States Government contracts and related customer orders are generally subject to termination at the convenience of the United States Government whenever it believes that such termination would be in its best interests. Under contracts terminated for the convenience of the United States Government, the Company may be entitled to receive payment for work completed and allowable termination costs. Whether the occurrence of any such termination would have an adverse effect on the Company would depend upon the particular contract and the nature of the termination.

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

Backlog

     The term "backlog" includes the aggregate contract revenues remaining to be earned at the stated time. The following table reflects the Company's backlog as of December 31, 1996 and December 31, 1995:

                Funded Backlog                Unfunded Backlog
                 December 31,                    December 31,
              1996         1995               1996         1995

          $38,608,600  $23,592,600      $367,148,200   $427,917,500

     The term "funded" refers to the portion of aggregate contract revenues remaining to be earned that is covered by funding appropriations and allotments to the contract by the procuring agency; the term "unfunded" refers to the excess of the value of the contract award over the funded value. Management cannot provide any assurance that the customer will authorize funding amounts in addition to funding commitments existing as of the end of 1996. However, the Company historically has received the funding for substantially all of its unfunded backlog.

Personnel

     The Company and its subsidiaries, as of December 31, 1996, had approximately 600 employees on a regular full-time and part-time basis.

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

     U. S. Patent No. 4,997,691, entitled RETORTABLE CONTAINER I, issued March 5, 1991. European Patent No. 363,918 granted on May 24, 1995.

     U. S. Patent No. 5,091,231, entitled RETORTABLE CONTAINER II, issued February 25, 1992. Corresponding foreign patents: None. However, applications have been filed in fifteen foreign countries: Australia, Canada, Austria, Belgium, France, Germany, Greece, Italy, Luxembourg, Netherlands, Spain, Sweden, Switzerland, Liechtenstein, and the United Kingdom.

Service Mark:

     U. S. Service Mark Reg. No. 1,531,368, QuesTech, Inc., issued March
21, 1989.

     U. S. Service Mark Reg. No. 1,931,615 issued on October 31, 1995.

Trademark

     QuesTech, Inc. was issued U.S. Service Mark Registration No. 1,531,368 on March 21, 1989, No. 1,931,615 on October 31, 1995; and U.S. Trademark Registration No. 1,933,165 on November 7, 1995.

Item 2.  PROPERTIES

     As of the date of this report, the Company maintains leases throughout the United States, which includes the Falls Church, Virginia headquarters' lease for 25,939 square feet. In addition, there are material leases in five other locations totaling approximately 67,400 square feet. Management believes that its existing leases are suitable and adequate.


Item 3.  LEGAL PROCEEDINGS

     The following information is furnished regarding litigation involving the Company:

     On January 2, 1996, the Company was named as a defendant in a lawsuit captioned 7600 Limited Partnership and Guy Beatty v. QuesTech, Inc. The plaintiffs (the Company's former landlord and its general partner) sought attorneys' fees incurred in two earlier landlord/tenant cases (a contract claim) plus damages for the tort of malicious prosecution, plus punitive damages.

     In February 1997, the Company agreed to a settlement which has been accounted for in the financial statements. The settlement, which is subject to final documentation, disposes of all issues raised in the litigation and had no material impact on the Company's financial statements.

     The Company has no other litigation pending which involves potential liability in excess of $10,000.

     Other Claims

     Since September 1996, the Company has been involved in a dispute with Munchkin, Inc., the sole customer at that time of its QTPI subsidiary. The dispute involved an alleged breach of contract and warranty issues, as well as claims for payment by QTPI.

     In addition, in February, the Company filed a declaratory judgment action seeking to clarify the nature of the exclusivity granted to Munchkin under its contract.

     The Company is currently in negotiations which if successful would resolve all outstanding disputes with Munchkin, Inc.

     The Company has no other claims pending which involves potential liability in excess of $10,000.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following matters shall be submitted to a vote of security holders at the Company's Annual Meeting on May 23, 1997:

     Election of six directors to the Company's Board of Directors;

     Ratification of the appointment of the Company's independent auditor;
and

     Amendment of the Company's Incentive Stock Option Plan (ISOP).

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's authorized capital stock consists of 3,000,000 shares at a par value of $0.05 per share. At December 31, 1996, there were 1,649,904 shares issued, of which 1,610,857 were outstanding and 39,047 shares were in Treasury. Of the shares outstanding, 176,131 shares are held by the Company's Stock Employee Compensation Trust. The Company's common stock is traded on NASDAQ. Set forth below are the high and low selling price 1 for the common stock for each full quarter of 1996 and 1995, during which the common stock has been publicly traded as reported by NASDAQ.

                 Period                        High         Low

         1st fiscal quarter - 1996             9.00         7.50
         2nd fiscal quarter - 1996             9.25         7.00
         3rd fiscal quarter - 1996             8.25         6.25
         4th fiscal quarter - 1996             8.00         7.25

         1st fiscal quarter - 1995             4.75         3.75
         2nd fiscal quarter - 1995             9.75         4.63
         3rd fiscal quarter - 1995             8.63         7.00
         4th fiscal quarter - 1995             9.75         5.75

     As of December 31, 1996 there were 275 accounts of record, representing approximately 800 beneficial stockholders, including individuals and persons whose stock is held in street name by stockbrokers.

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

                                          Years Ended December 31,

Operations Statements Data:      1996     1995     1994     1993     1992
(In thousands, except
 earnings/loss per share):
Revenues ....................  $72,370  $57,951  $54,696  $52,649  $48,653
Income from operations before
  other income<expense> and
  income taxes ..............    1,583    2,028    1,877    1,431    1,315

Charges arising from settle-
  ments of litigation .......      --       722      843    1,754      224

Interest expense ............      578      396      386      307      243

Earnings<loss> before income
  taxes .....................    1,005      910      647     <630>     848

Extraordinary gain ..........      --       --       --       --       372

Net earnings<loss> ..........      818      520      318     <286>     438

Earnings<loss> per common
  share and common equivalent
  share:
Primary earnings<loss>
  per share .................  $   .54  $   .35  $   .23  $  <.18> $   .28
Fully diluted earnings/<loss>
  per share .................  $   .54  $   .34  $   .23  $  <.18> $   .28

Weighted average number of
  shares outstanding
  during 1996, 1995 and 1994:
   Primary ..................    1,518    1,485    1,397    1,567    1,568
   Fully diluted ............    1,525    1,540    1,411    1,567    1,568

                                         Years Ended December 31,
                                 1996     1995     1994     1993     1992
Balance Sheet Data:

Total Assets ................  $20,618  $16,424  $15,759  $17,610  $14,896
Long-term debt ..............    1,722      156      213      274       78
Indebtedness to related
  parties ...................    1,417    1,322    1,189    1,281    1,111
Accrued postretirement
  benefit cost ..............    1,267    1,161      977    1,091      --
Other long-term obligations .    1,011    1,137      831      884      --
Deferred gain and rent
  credits ...................      --       --       --       751      954
Stockholders' equity ........  $ 6,032  $ 5,048  $ 4,653  $ 4,335  $ 5,065

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:  1996 Compared With 1995

Revenues

     During 1996, the Company's revenues were $72.4 million, up 25% over 1995. Both the government contracting and the commmercial packaging segments reported business growth compared to last year. The government contracting segment, which provides 99% of the Company's revenues, consists of two operating business units: QuesTech Research Division and QuesTech Service Company ("QTRD" and "QTSC" respectively). A significant portion of the revenues are derived from two major contracts with the Department of the Army. The commercial packaging segment has only one operating business unit, QuesTech Packaging, Inc. ("QTPI"). During 1996, QTPI had only one customer.

Government Contracts

     Revenues from a large Army contract and its follow-on effort which commenced performance during 1996 have accounted for over 40% of the Company's revenue during each of the last four years. A significant portion of the revenue increase was derived from materials and subcontract-intensive work orders. Revenues from increased efforts on Navy contracts and a new 5-year $25 million Air Force contract also contributed to growth.

Commercial Packaging

     During the first half of 1996, QTPI produced thermoformed infant bottle liners which were marketed under the "1-Step" Munchkin brand. Following a dispute on pricing terms and product specifications, QTPI drastically cut back its production and halted customer shipments during the third quarter. No sales were posted during the fourth quarter.

Operating Expenses

     The Company's operating expenses during 1996 rose to $70.8 million, up 27% over 1995. Salaries, wages and employee benefits increased primarily as a result of increased direct labor staffing on government contracts. A major portion of the increase in operating expenses arose from materials-intensive delivery orders and subcontracting activities. Additionally, manufacturing costs increased during the production stages.

Income from Operations

     Income from operations for 1996 was approximately $1.6 million, which declined by 22% compared to 1995. Operating income was negatively impacted by reduced margins arising from the costs of certain contractual requirements. Continuing losses at QTPI, which included unabsorbed production overhead in the absence of sales, and reserves for inventory and receivable write-downs, contributed to the decrease in operating income.

Interest Expense

     Interest expense increased 46% over 1995. Interest costs associated with construction in progress at the manufacturing plant were charged to operations, instead of capitalized.

Taxes

     The Company's 1996 effective tax rate declined to 18.5% from 42.8% during 1995. The decrease in tax rate resulted from a tax benefit arising from non-recurring adjustments to deferred taxes associated with depreciation and other favorable tax deductions.




Net Earnings

     For 1996, primary and fully diluted earnings per share were $.54 on earnings of $818,300; these amounts reflected a 54% increase over per share earnings of $.35 during 1995.

Financial Condition

     The following table compares selected financial data that measure the Company's liquidity and capital resources at December 31, 1996, 1995 and 1994 (in thousands of dollars, except for ratios):

                                 1996         1995         1994

Working capital                $ 1,932      $ 1,995      $ 2,903
Current assets                  11,101        9,595       10,799
Current liabilities              9,169        7,600        7,896
Availability under
  line of credit                 4,773        3,606        3,746
Working capital ratio (1)         1.21         1.26         1.37

(1)  Current assets over current liabilities.

     The Company's financial condition improved through continued profitability on consolidated operations. Working capital remained at $1.9 million, which was approximately the same as last year, despite highly leveraged activities. Operating cash flows provided by the government contract segment were consumed by the commercial packaging segment's operating cash requirements. Inventories, which were twice last year's levels despite a write-down, increased pending shipment of finished goods that are subject to a contract dispute. The increase in accounts receivable resulted mainly from revenue growth. Capital expenditures, primarily related to manufacturing build-out, were financed initially by the line of credit facility, and subsequently refinanced with $2.1 million of proceeds from a long-term capital lease. During the next two years, the Company will incur costs associated with the relocation of its contract efforts from Vint Hill to Fort Monmouth. Some of these amounts may be mitigated through certain state grants.

     The Company intends to implement a wide-area network covering twelve sites. The cost of setting up three pilot sites is expected to exceed $300,000. Of this amount, approximately $60,000 was expended in 1996.



Outlook

     Forward looking statements contained in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Report Act of 1995. Certain factors could cause actual results to differ materially from the statements. These factors include but are not limited to: continuity of contract funding and customer relationships; retention of key personnel, particularly those involved in technical efforts; interest rates; changes in technology; and potential impact of industry consolidation.

     The current business environment for the defense contracting industry continues to be characterized by a general atmosphere of uncertainty. This uncertainty is the result of several factors including: 1) defense budget cuts; 2) base closures and consolidations; and 3) increased competitive pressures. These factors will continue to shape the defense contracting industry over the next several years. However, given the emergence of regional threats and ease with which leading edge technologies can be acquired by potential adversaries, there is the possibility these trends may be curtailed or reversed. In addition, several segments within the industry, such as the area of application programming and Information Warfare, will provide growth opportunities for contractors.

     Management anticipates that there will be little impact on the Company's existing contracts during 1997 due to base closures. Vint Hill Farms Station, the site of QTRD's major Army support contract, is one of the bases scheduled to be closed by the DOD in late 1997. However, the mission being supported at Vint Hill -- high technology engineering services -- has been relocated to Fort Monmouth. The Company will continue to provide support to this mission under its current contract. It is anticipated that Army work will continue to remain a significant percentage of the Company's overall business over the next several years.

     As a result of the decreased defense appropriations, competition among contractors has increased considerably. Large contractors who typically targeted only large programs, now pursue programs of any size. Therefore, bigger contractors have become the Company's direct competitors. Further, competitive pressures have caused many firms to merge with other companies. The competitors who remain often gain increased expertise and experience through the mergers, resulting in formidable competition for the Company. Management believes the Company is positioned well to withstand the rigors of the current environment through a superior technical track record and competitive pricing.

     The Company has invested over $3 million in manufacturing equipment, plant build-out and refitting costs at its Newport News facility.
Marketing efforts have elicited interest from prospective customers, one of which has provided funding for a prototype mold to produce samples for testing. Based on internal cash flow forecasts, management has determined that no impairment has occurred for its plant equipment and manufacturing technology. Results of operations, financial condition, and liquidity for 1997 may be negatively affected by factors such as: the timing of the execution of any new agreements, and the lead time for machine retooling and testing in accordance with new customer specifications. The Company is unable to provide assurance that actual sales to other customers will be in line with forecasts.


RESULTS OF OPERATIONS:  1995 Compared With 1994

Revenues

     During 1995, the Company's revenues were $57.9 million, up 6% over 1994. The Company's business base is made up of the government contract segment and the commmercial packaging segment. The government contract segment consists of QuesTech Research Division ("QTRD") and QuesTech Service Company ("QTSC"); the packaging segment consists of QuesTech Packaging, Inc. ("QTPI"). The growth during 1995 was the result of a 10% increase in revenues at QTRD, which sustained the same growth rate during each of the last two years, despite continued business contraction at QTSC. QTPI posted sales during late December, 1995, as a result of an initial shipment to its customer under a supply contract.

Operating Expenses

     The Company's operating expenses during 1995 rose to $56 million, up 5.88% over 1994. Salaries, wages and employee benefits remained constant as a percentage of sales, primarily as a result of heightened direct labor activity on government contracts. The increase in other operating expenses also included the cost of subcontract teaming efforts, travel related to performance on government contracts, and start-up production and engineering costs at QTPI. Excluding corporate expense allocations, the cost of maintaining QTPI's operations in 1995 was approximately $1.2 million, up from approximately $546,000 during 1994. Most of the cost increase was related to technical management and engineering support (not associated with equipment fabrication), prior to the manufacturing equipment being placed in service.

Income from Operations

     Income from operations for 1995 was approximately $2.0 million, up 8% over 1994, as a result of favorable margins and increased billable hours on government contracts. Favorable margins from the government contracts business segment allowed the Company to support the start-up operations of QTPI, and achieve modest growth in operating income.

Interest Expense

     Interest expense in 1995 increased 2% over 1994, primarily because of increased borrowings under the line of credit. The line of credit interest expense was partially mitigated by reduced interest cost associated with curtailments of other long-term borrowings.

Charges Arising from Settlements of Litigation

     During 1995, other expense was $722,100, down from $843,100 during 1994, resulting from cost savings made possible by the conclusion of significant litigation activities, including a re-structuring of its case planning and strategy. Based on its assessment of the expected outcome of outstanding litigation, management believed that it had provided adequate allowances in the financial statements.

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


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Included under Item 14.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                 PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors

     Vincent L. Salvatori - Chairman of the Board and Chief Executive Officer, QuesTech, Inc.

     Dr. Robert B. Costello - Chairman, Costello Group

     Edward G. Broenniman - President and Chief Executive Officer, Piedmont Group, Chief Operating Officer and Chief Financial Officer, Hemex, Inc.

     Gerald F. Mayefskie - President and Chief Operating Officer, QuesTech,
Inc.

     Sebastian P. Musco - Chairman of the Board and Chief Executive Officer, Gemini Industries, Inc.

     Lt. General Vincent M. Russo (Ret.) - Independent Consultant in
Logistics

     Executive Officers

     Vincent L. Salvatori - Chairman of the Board and Chief Executive
Officer

     Gerald F. Mayefskie - President and Chief Operating Officer

     Joseph P. O'Connell - Vice President and Chief Financial Officer

     Christina M. Burkholder - Vice President and General Counsel


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

                (4)     None

                (9)     None

               (10)     Material Contracts

                   (a)  Stock Option Plans.
                        (i)  1996 Stock Option Plan
                        (ii) Stock Option Plan for Non-Employee Directors

                   (b) Agreement dated between Vincent L. Salvatori and QuesTech. Incorporated herein by reference.

                   (c) Agreement dated between Gerald F. Mayefskie and QuesTech. Incorporated herein by reference.



                   (d) Confidential Settlement Agreement dated February 2, 1994 between William E. Bigler, Jr. and Jerome M. Raffel and QuesTech, Inc. (redacted in part).
                   Incorporated herein by reference.

                   (e) Confidential Settlement Agreement with Oscar E. Hayes, dated August, 1995. Incorporated herein by reference.

              11. Earnings per share: Reference is made to Registrant's financial statements.

              12. Statement re computation of ratios: Reference is made to Registrant's financial statements.

              13. Reference is made to Registrant's definitive 1997 proxy statement to be filed in connection with the Annual Stockholders' Meeting.

              21.   Subsidiaries of the registrant

                 Name of Subsidiary             State of Incorporation

                 QuesTech Service Company       Virginia
                 QuesTech Packaging Inc.        Virginia
                 QuesTech Model Company         Virginia
                            (inactive)
                 QuesTech Information           Virginia
                   Sciences Corporation
                            (newly formed)

              27.  Financial Data Schedule

         (b)  Reports on Form 8-K.

                            No reports on Form 8-K were required to be filed during 1996.


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


                           Director
Vincent M. Russo






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















































                        ANNUAL REPORT ON FORM 10-K

                    ITEM 14(a)(1), (2), (3), (10), (11)

      LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                             CERTAIN EXHIBITS

                       FINANCIAL STATEMENT SCHEDULES

                       YEAR ENDED DECEMBER 31, 1996



                              QUESTECH, INC.
                          FALLS CHURCH, VIRGINIA







































 QUESTECH, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
    AND REPORT OF INDEPENDENT
  CERTIFIED PUBLIC ACCOUNTANTS
December 31, 1996, 1995 and 1994







                              C O N T E N T S




REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                    3

CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1996
       AND 1995                                                       4

     CONSOLIDATED STATEMENTS OF EARNINGS - YEARS ENDED
       DECEMBER 31, 1996, 1995 AND 1994                               6

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY -
       YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994                   7

     CONSOLIDATED STATEMENTS OF CASH FLOWS - YEARS
       ENDED DECEMBER 31, 1996, 1995 AND 1994                         9

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     11-42


SUPPLEMENTAL INFORMATION

     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS                 44


















Report of Independent Certified Public Accountants
Stockholders
QuesTech, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of QuesTech, Inc. (a Virginia corporation) and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QuesTech, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

We have also audited Schedule II as of December 31, 1996 and for each of the three years in the period then ended. In our opinion, this schedule presents fairly the information required to be set forth therein.


Grant Thornton LLP



Vienna, Virginia
February 6, 1997




                      QuesTech, Inc. and Subsidiaries

                        CONSOLIDATED BALANCE SHEETS
                               December 31,

                                  ASSETS

                                                     1996           1995
CURRENT ASSETS

  Cash and cash equivalents .................    $   54,300    $   178,300

  Accounts receivable
    Trade ...................................     9,030,900      8,341,900
    Income taxes and other...................       594,500         16,500

  Inventories ...............................       170,400         81,500
  Prepaid expenses and other ................       350,200        225,500
  Deferred income taxes .....................       900,300        751,300

       Total current assets .................    11,100,600      9,595,000

EQUIPMENT AND LEASEHOLD IMPROVEMENTS - at
  cost less accumulated depreciation and
  amortization ..............................     4,952,600      2,256,500

GOODWILL, less accumulated amortization of
  $1,571,600 and $1,417,000, respectively
  ...........................................     1,365,000      1,519,600

DEFERRED INCOME TAXES, net of valuation
  allowance of $262,000 and $148,000
  respectively ..............................     1,315,600      1,218,100

OTHER ASSETS ................................     1,884,300      1,834,500

TOTAL ASSETS ................................   $20,618,100    $16,423,700




The accompanying notes are an integral part of these statements.

                      QuesTech, Inc. and Subsidiaries

                        CONSOLIDATED BALANCE SHEETS
                               December 31,

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     1996         1995
CURRENT LIABILITIES

  Line of credit  ............................  $ 1,227,400   $   394,100
  Current maturities of long-term
    obligations ..............................      374,000        57,100
  Accounts payable ...........................    1,940,300     2,268,800
  Accrued liabilities and deferred
    credits ..................................    5,627,300     4,834,300
  Income taxes
    Currently payable ........................          --         45,200

        Total current liabilities ............    9,169,000     7,599,500

LONG-TERM OBLIGATIONS, net of current
  maturities .................................    1,721,800       156,200
INDEBTEDNESS TO RELATED PARTIES ..............    1,417,100     1,321,900
ACCRUED POSTRETIREMENT BENEFIT COST ..........    1,267,300     1,161,000
OTHER LONG TERM OBLIGATIONS ..................    1,010,500     1,137,300

        Total liabilities ....................   14,585,700    11,375,900

COMMITMENTS AND CONTINGENCIES ................          --            --
STOCKHOLDERS' EQUITY
  Common stock - authorized 3,000,000 shares
    of $.05 par value, issued 1,649,904 and
    1,578,000 shares, outstanding 1,610,857
    and 1,536,461 at December 31, 1996 and
    1995, respectively .......................       82,500        78,900
  Additional paid in capital .................    2,835,600     2,720,100
  Retained earnings ..........................    3,652,000     2,833,700
  Less:  Treasury Stock at cost ..............     <193,100>     <227,300>
  Due from SECT ..............................     <344,600>     <357,600>

        Total stockholders' equity ...........    6,032,400     5,047,800
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...  $20,618,100   $16,423,700


The accompanying notes are an integral part of these statements.

                      QuesTech, Inc. and Subsidiaries

                    CONSOLIDATED STATEMENTS OF EARNINGS

                          Year ended December 31,

                                         1996          1995         1994

Revenues .........................  $72,370,100   $57,951,200  $54,696,400
Operating expenses
  Salaries, wages and
    employee benefits ............   34,594,600    28,269,100   26,719,900
  Other operating expenses .......   36,192,700    27,653,800   26,099,600
Total Operating Expenses .........   70,787,300    55,922,900   52,819,500

    Income from operations .......    1,582,800     2,028,300    1,876,900

Other expense
  Interest expense ...............     <578,300>     <395,800>    <386,400>
  Charges arising from settlements
    of litigation ................          --       <722,100>    <843,100>
    Earnings before income taxes .    1,004,500       910,400      647,400

Provision for income taxes .......     <186,200>     <390,300>    <329,600>
       NET EARNINGS ..............  $   818,300   $   520,100  $   317,800

Weighted average number of common
  shares outstanding:
    Primary ......................    1,518,374     1,484,680    1,396,594
    Fully diluted ................    1,524,757     1,540,208    1,410,902

Earnings per share:
  Primary ........................  $       .54   $       .35  $       .23
  Fully diluted ..................  $       .54   $       .34  $       .23





The accompanying notes are an integral part of these statements.


                       QuesTech, Inc. and Subsidiaries

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                          Year ended December 31,


                                            1996        1995        1994
Common Stock:
  Beginning balance ................... $   78,900  $   78,900  $   78,900
  Exercise of options .................      3,600         --          --
  Ending balance ......................     82,500      78,900      78,900

  Additional paid in capital:
    Beginning balance .................  2,720,100   2,722,700   2,722,700
    Exercise of options ...............     85,500      <2,600>        --
    Tax benefit associated with
      exercise of options .............     30,000         --          --
    Ending balance ....................  2,835,600   2,720,100   2,722,700

Retained Earnings:
  Beginning balance ...................  2,833,700   2,313,600   1,995,800
  Net Earnings ........................    818,300     520,100     317,800
  Ending balance ......................  3,652,000   2,833,700   2,313,600

Treasury Shares:
  Beginning balance ...................   <227,300>    <30,000>    <30,000>
  Purchase of shares                           --     <197,300>         --
  Exercise of options .................     34,200         --           --
  Ending balance ......................   <193,100>   <227,300>    <30,000>

Due from SECT:
  Beginning balance ...................   <357,600>   <432,500>   <432,500>
  Exercise of options .................     13,000      74,900         --
  Ending balance ......................   <344,600>   <357,600>   <432,500>

Total Stockholders' Equity ............ $6,032,400  $5,047,800  $4,652,700






                      QuesTech, Inc. and Subsidiaries

              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                          Year ended December 31,


                                            1996        1995        1994

Shares of Common stock authorized ....   3,000,000   3,000,000   3,000,000

Shares of Common stock issued:
  Beginning balance ...................  1,578,000   1,578,000   1,578,000
  Exercise of options .................     71,904         --          --
  Ending balance ......................  1,649,904   1,578,000   1,578,000

Shares of Treasury stock:
  Beginning balance ...................     41,539      10,000      10,000
  Acquisition <Reissue> of Treasury
    stock .............................     <2,492>     31,539         --
  Ending balance ......................     39,047      41,539      10,000

Shares held by the SECT:
  Beginning balance ...................    183,392     221,792     221,792
  Release of Shares ...................     <7,261>    <38,400>        --
  Ending balance ......................    176,131     183,392     221,792


The accompanying notes are an integral part of these statements.















                      QuesTech, Inc. and Subsidiaries

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Year ended December 31,

                                        1996          1995         1994
Increase (Decrease) in Cash and
  Cash Equivalents

Cash flows from operating activities:
  Net earnings ..................... $ 818,300    $  520,100   $  317,800

Adjustments to reconcile net
  earnings to net cash from
  operating activities:
    Depreciation and Amortization ..   940,900       677,300      695,800
    Reserve for unrecovered contract
      costs and doubtful accounts ..   337,500       185,000          --
    Provision for lease settlement .       --            --      <626,400>
    Increase in fund values of
      nonqualifying plan assets ....  <234,900>     <197,200>    <152,100>
    Changes in assets and liabilities:
      Accounts receivable ..........<1,267,000>      689,500    1,467,900
      Inventories ..................   <88,900>      <81,500>      46,400
      Prepaid expenses and other
        assets .....................    56,000       194,500     <274,300>
      Accounts payable and accrued
        expenses....................   464,500      <175,400>     <21,000>
      Income taxes payable .........   <45,200>      <74,700>    <325,800>
      Deferred taxes payable .......  <246,500>     <195,700>     136,100
    Indebtedness to related parties
      and other long-term
      obligations ..................   114,300       559,100      108,100
    Accrued postretirement benefits    106,300       184,200     <113,900>
             Net cash provided by
               operating activities    955,300     2,285,200    1,258,600






                      QuesTech, Inc. and Subsidiaries

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Year ended December 31,

                                        1996          1995         1994

Cash flows from investing activities:

   Capital expenditures ............ $<3,815,500> $<2,019,900> $  <355,100>
   Proceeds from return on investment
     in whole life policies ........         --           --       250,300
             Net cash used in
               investing activities   <3,815,500>  <2,019,900>    <104,800>

Cash flows from financing activities:
   Increase/<Decrease> in line of
     credit ........................     833,300      139,900     <281,000>
   Cash advance to SECT for stock
    acquisition ....................         --           --      <432,500>
   Cash proceeds from exercise of
    stock options ..................     166,300       51,700          --
   Proceeds from lease financing ...   2,041,900          --           --
   Repayment of long-term debt .....    <131,800>     <51,100>     <97,400>
   Repayment of indebtedness to
     related parties ...............     <58,600>    <242,300>    <192,000>
   Repayment of other long-term debt    <114,900>     <70,400>     <61,500>
   Purchase of Treasury Stock ......         --      <176,700>         --
             Net cash used in
               financing activities    2,736,200     <348,900>  <1,064,400>

Net increase<decrease> in cash .....    <124,000>     <83,600>      89,400
Cash, beginning of period ..........     178,300      261,900      172,500

Cash, end of period ................ $    54,300  $   178,300  $   261,900

Cash payments for:
  Interest .........................     355,900      147,300      140,600
  Income taxes .....................     916,400      671,200      519,100




The accompanying notes are an integral part of these financial statements.

                      QuesTech, Inc. and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 1996, 1995 and 1994


NOTE A - SUMMARY OF ACCOUNTING POLICIES

 1.  Nature of Operations

The Company performs a broad range of high technology services for industry and agencies of the United States Department of Defense ("DOD") and the national security community. These services are provided through two business units, QuesTech Research Division ("QTRD") and QuesTech Service Company ("QTSC"). Revenues from government contracts account for 99% of the Company's revenues. A third subsidiary, QuesTech Packaging, Inc. ("QTPI", formerly QuesTech Ventures, Inc.), is in the business of manufacturing plastic containers.

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

                      QuesTech, Inc. and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 1996, 1995 and 1994


NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

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

A portion of the Company's revenues related to performance on certain cost-reimbursement type contracts is subject to audit by the United States Defense Contract Audit Agency (DCAA). Such contract audits have been completed through December 31, 1991. Contract costs for the government contract segment for 1992 through 1995 are expected to be audited during 1997. Contract revenue has been recorded in amounts that are expected to be realized upon final settlement.

 5.  Operating Expenses

Operating expenses presented in the accompanying statements of operations reflect the allocation of overhead and general and administrative expenses.

 6.  Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.


                      QuesTech, Inc. and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 1996, 1995 and 1994


NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

 7.  Inventories

    Inventories consist principally of raw materials and certain finished goods and are stated at the lower of cost or market. Cost is determined principally under the average cost method.

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

    Investment in a partnership - The fair value is based on the maximum amount of proceeds expected to be realized by the Company, upon liquidation of the partnership.

    Cash Values of Insurance Policies - The fair value is based on the cash values accumulated in these policies, net of borrowings. Surrender charges are not reflected in the fair value amount unless cash withdrawals or loans are made against these policies. On August
    12, 1994, Confederation Life Insurance Company (CLIC), one of the insurance carriers for these policies, became subject to an Order of Rehabilitation and was placed under the regulatory supervision of the Michigan Commissioner of Insurance. As a result, Confederation Life policies will be subject to certain restrictions, one of which is a limitation on access to cash values during the lifetime of the insured. Surrenders, loans and other withdrawals are limited to the lesser of the net cash flow paid into a policy since August 12, 1994, or the net cash value of the policy. At December 31, 1996, the

                      QuesTech, Inc. and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 1996, 1995 and 1994


NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

    carrying amount of the cash values of these policies was approximately $477,400.

    Letter of credit - The fair value is based on the estimated cost to terminate or otherwise settle these obligations with the counter-parties.

Following is a summary of the estimated fair value at December 31, 1996, of the Company's financial instruments other than those on which the carrying amount approximates fair value.

                                            Carrying        Fair
                                             Amount         Value

Investment in a partnership,
  for which it is not practicable
  to estimate fair value                   $   87,500     $      --

Cash values of Insurance policies           1,453,200      1,453,200

Letter of credit                                  --         250,000


 9.  Property, Plant and Equipment and Related Depreciation

Property, plant and equipment are recorded at cost. Cost includes expenditures for major improvements and replacements and the net amount of interest cost associated with significant capital additions. Construction in progress costs and specialized manufacturing equipment in service are stated at the lower of cost or fair value, based on expected future cash flows from the capital investment. During 1996 and 1995, interest cost associated with construction in progress was expensed due to immaterial amounts. The cost of properties held under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease.



                      QuesTech, Inc. and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 1996, 1995 and 1994


NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives (generally five to ten years), using both the straight-line and declining-balance methods. Amortization of computer software costs developed for internal use is over five years, based on a double-declining balance method. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is the shorter period. Amortization of capitalized leased assets is included with depreciation expense.

During 1995, the Financial Accounting Standards Board issued SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," effective for financial statements with fiscal years beginning after December 15, 1995. In accordance with the Statement, long-lived assets and certain intangibles, including goodwill, are required to be reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. An impairment loss is recognized when the estimated undiscounted future cash flows generated by assets held for use are less than the underlying carrying amount. The Company has determined that no impairment loss need be recognized for applicable assets of continuing operations.

10.  Goodwill

The excess of the acquisition costs over the fair value of the net assets of the businesses acquired is being amortized on a straight-line basis over periods ranging from 19 to 20 years.

The Company regularly performs a reassessment of the continuing value of the acquired goodwill associated with the acquisitions of American Defense Systems, Inc. (ADSI) and DHR, Inc. which at December 31, 1996 aggregated $1.4 million. To the extent that the future cash flows based on the contracts' expected operating profits will exceed the carrying cost of the asset, an impairment loss is not recognized. Contract termination or non-renewal of the contract are events or changes in circumstances that


                      QuesTech, Inc. and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 1996, 1995 and 1994


NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

indicate that the carrying amount of the goodwill asset may not be recoverable, thereby requiring the recognition of an impairment loss at that time.

11.  Accounting for Postretirement Benefits

Effective in 1993, the Company adopted "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106) and elected to recognize the transition obligation on a delayed recognition basis. The transition obligation represents the unfunded portion of the accrued postretirement benefit obligation (the "APBO") as of the transition date less any accrued postretirement benefit cost. The accrued postretirement benefit cost as of the balance sheet date reflects the net periodic cost attributed to the current year, net of benefit payments, plus the accrued amount as of the beginning of the year. The cost measurement principles and required disclosures of SFAS 106 are applied separately to each identifiable postretirement benefit plan. The accrued postretirement benefit cost obligation is reported as an aggregate amount in the financial statements.

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








                      QuesTech, Inc. and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 1996, 1995 and 1994


NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

13.  Accounting for Stock-based Compensation

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation," effective for fiscal years that begin after December 15, 1995. The new standard encourages but does not require all entities to adopt a fair value based method of accounting for all employee stock option plans. Under this method, compensation cost is measured at the grant date based on the value of the stock option award and is recognized over the service period, which is usually the vesting period. The Company has chosen to use the intrinsic value based method, as prescribed by Opinion 25, that measures compensation cost only to the extent that the option price is lower than the quoted market price of the stock at the date of the award. Pro forma disclosures of net income, and earnings per share have been made, as if the fair value based method of accounting defined in SFAS 123 had been applied. Refer to Note I.

14.  Reclassifications

Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform to the presentation in the 1996 financial statements.

15.  Earnings per share

The computation of earnings per common share is based on the weighted average number of common shares outstanding. When dilutive, stock options are included as share equivalents using the treasury stock method. At December 31, 1996 and 1995, the Company's Stock Employee Compensation Trust
(SECT), which had acquired 221,792 shares of the Company's stock from its previous founders, held 176,131 and 183,392 shares, respectively. Although outstanding, the SECT shares are excluded from the base of the earnings per share calculation.



                      QuesTech, Inc. and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 1996, 1995 and 1994


NOTE B - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS


                                               December 31
                                            1996         1995
Accounts receivable
  Current
    U.S. Government
      Billed                             $ 9,403,800  $ 8,708,300
      Unbilled (including retentions
        and indirect cost rate
        variances of $1,197,000 and
        $82,400 in 1996 and
        $1,288,800 and $451,100
        in 1995, respectively)             1,739,900    1,686,700
                                          11,143,700   10,395,000

    Less reserve for unrecoverable
      contract costs and doubtful
      accounts                            <2,112,800>  <2,053,100>

                                         $ 9,030,900  $ 8,341,900

Of the December 31, 1996 billed and unbilled amounts, approximately $9.7 million is expected to be collected in 1997 and the remainder in subsequent years.














                      QuesTech, Inc. and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 1996, 1995 and 1994


NOTE B - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS -
         Continued

                                               December 31
                                            1996         1995
Equipment and leasehold improvements
  Furniture and fixtures                $ 2,811,300  $ 2,741,500
  Machinery and equipment                 3,486,300    2,926,700
  Computer software                       2,053,300    1,709,100
  Equipment held under capital lease        312,600      312,600
  Construction in progress                2,351,400      479,800
  Leasehold improvements                    905,300      618,300

                                         11,920,200    8,788,000
  Less accumulated depreciation and
    amortization                         <6,967,600>  <6,531,500>
                                        $ 4,952,600  $ 2,256,500

Included in machinery and equipment, and construction in progress above is equipment with a carrying value of approximately $3.5 million which is to be used in the Company's plastics manufacturing business. These carrying values are based upon the Company's plans and intentions to expand its business in this area by attracting new customers for various applications of its patented container forming technology. In addition, during 1996, the Company received financing for certain of this equipment in the amount of $2,000,000 as described in Note D.

If future economic conditions result in changes in management's plans or intentions, the carrying values of the affected assets will be reviewed and adjustments, if necessary, will be made.

As of December 31, 1996, the aggregate net book value of leased office equipment and certain leased assets included in construction in progress was $2.3 million.










                      QuesTech, Inc. and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 1996, 1995 and 1994


NOTE B - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS -
         Continued

                                               December 31
                                            1996         1995
Other assets
  Cash value of life insurance
    policies                            $ 1,453,200  $ 1,218,300
  Patents less accumulated
    amortization of $82,700 and
    $50,800, respectively                   224,200      252,200
  Investment in a limited partnership        87,600      175,100
  Deposits                                   67,700       61,700
  Deferred costs                             51,600      127,200

                                        $ 1,884,300  $ 1,834,500

Other assets include cash values of corporate-owned participating life insurance policies which the Company purchased as a means of investing salary deferrals of the employees covered under the Officers and Managers' Deferred Compensation Plan.

The Company expects to hold the related life insurance policies through terms varying between 10 to 20 years. Earlier surrender of these policies could cost the Company approximately $442,200 pre-tax, as a result of surrender charges. See also Note A8.

Accounts Payable

During 1996 and 1995, included in accounts payable are $1,879,900 and $1,470,200, resulting principally from the Company's use of zero balance bank accounts where funds are transferred to these accounts from the Company's line of credit when disbursements are presented for payment.






                      QuesTech, Inc. and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 1996, 1995 and 1994


NOTE B - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS -
         Continued

                                                 December 31
Accrued liabilities and                        1996         1995
  deferred credits

  Accrued compensation and withholdings   $ 1,924,900  $ 1,393,800
  Accrued vacation                          1,334,400    1,105,800
  Amounts owed to certain subcontractors
    and suppliers                           1,324,300      945,600
  Accrued legal expenses and commitments      505,600      547,300
  Deferred compensation                           --       235,900
  Accrued other taxes                          67,400      208,100
  Amounts due to related parties              373,500      164,000
  Other                                        97,200      233,800

Total accrued liabilities and
  deferred credits                        $ 5,627,300  $ 4,834,300


NOTE C -  LINE OF CREDIT

At December 31, 1996, the Company's remaining available line of credit
(LOC) through Signet Bank of Virginia was $4.8 million. The underlying credit agreement permits borrowings up to $6.0 million. The Company was in compliance with various financial covenants, which require the maintenance of a maximum debt-to-net worth ratio of 5.0 and a minimum tangible net worth of $3.0 million. The Company's borrowing rate at December 31, 1996 was 8.5% which was one percentage point above the bank's prime rate. All borrowings are secured by a first lien security interest in all receivable accounts, contract rights, chattel paper, instruments, general intangibles, equipment, inventory, and documents now owned and hereafter acquired by the Company.

As part of the borrowing arrangements, the Company is required to pay a commitment fee of 3/8 of one percent of the average daily amount of the unused portion of the credit facility.

                      QuesTech, Inc. and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 1996, 1995 and 1994


NOTE C -  LINE OF CREDIT - Continued

The agreement provides for the issuance of letters of credit by the bank on the Company's behalf.

The current agreement expires on May 31, 1997. Management expects the commitment to be extended by an amendment at that time.


NOTE D - LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at December 31:

                                                  1996        1995
Notes payable
Non-interest bearing note payable, due
  based on the Company's proportionate
  share of cash available for distribution
  as defined in a related partnership
  agreement, due upon demand                 $   10,600  $   10,600

Capitalized lease obligations
Amounts due under capitalized lease
  obligations, payable in monthly
  installments through 2001,
  collateralized by certain equipment         2,095,000     202,700

                                              2,105,600     213,300
  Less current maturities                      <373,200>    <57,100>

Total long-term obligations                  $1,732,400  $  156,200







                      QuesTech, Inc. and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 1996, 1995 and 1994


NOTE D - LONG-TERM OBLIGATIONS - Continued

The following is a schedule of future minimum lease payments under capitalized lease obligations together with the present value of the net minimum lease payments:

     Year ending December 31,

               1997                                $  562,800
               1998                                   562,300
               1999                                   505,400
               2000                                   498,400
               2001                                   415,300

          Total minimum lease payments             $2,544,200

          Less amount representing interest
            and taxes                                <449,200>

          Present value of minimum lease payments  $2,095,000

          Current portion                          $  373,200
          Noncurrent portion                        1,721,800

          Capitalized lease obligations            $2,095,000

During 1996, the Company refinanced certain construction in progress in its Newport News manufacturing plant under a sale/leaseback arrangement. The machines were sold for a sum amount in excess of $2 million. The transaction was accounted for as lease financing, wherein the property remains on the books subject to depreciation. A financing obligation representing the proceeds was recorded and is reduced based on payments under the lease.






                      QuesTech, Inc. and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 1996, 1995 and 1994


NOTE E - INCOME TAXES

A reconciliation of the effective tax rate and the Federal statutory income tax rate applied to income from continuing operations follows:

                                       1996      1995      1994

  Statutory Federal income tax rate    34.0%     34.0%     34.0%

  State income taxes, net of Federal
    income tax benefit                  1.0       4.0       4.0
  Amortization of goodwill              5.2       5.8       8.0
  Other                                <3.3>     <0.9>      4.9
  Depreciation                        <13.0>       --        --
  Investment in a foreign subsidiary   <5.4>       --        --

         Effective income tax rate     18.5%     42.9%     50.9%

Income tax expense (benefit) consists of the following for the year ended
December 31,

                             1996        1995         1994

Current                  $  432,700  $  586,000  $   193,500
Deferred                   <246,500>   <195,700>     136,100

  Income tax expense     $  186,200  $  390,300  $   329,600










                      QuesTech, Inc. and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 1996, 1995 and 1994


NOTE E - INCOME TAXES - Continued

The tax effect of significant temporary differences that gave rise to deferred income taxes as of December 31, 1996:

                                   Deferred Tax    Deferred Tax
                                       Asset         Liability

Depreciation                        $   90,900
Retentions                                          $  454,900
Reserves against accounts
  receivables                          667,300
Deferred post-employment benefit       433,000
Deferred postretirement benefits     1,184,600
Legal settlements                      125,300
Accrued vacation                       396,300
Miscellaneous                          166,800         131,400
  Subtotal                           3,064,200         586,300
Valuation allowance                   <262,000>            --
  Deferred Tax                      $2,802,200      $  586,200

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

NOTE F - EMPLOYEE BENEFIT PLANS

1.  Profit-Sharing and Pension Plan

The Company has a profit-sharing plan pursuant to Section 401 of the Internal Revenue Code, whereby participants may contribute up to 20% of their compensation, but not in excess of a ceiling amount determined by the Secretary of the Treasury during each year. Under the plan, the Company

                      QuesTech, Inc. and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 1996, 1995 and 1994


NOTE F - EMPLOYEE BENEFIT PLANS - Continued

may make two types of contributions subject to the discretion of the Board of Directors: (1) Employer matching contributions and (2) Profit-Sharing contributions. In order to share in either contribution, an employee must complete 1,000 hours of service during the Plan Year when the contribution is made. Generally, contributions vest in the employees' accounts based on their length of service.

During 1996, the employer contribution to the 401K plan was $103,700 compared to $72,200 for 1995. No employer contribution was made by the Company during 1994.

2.  Discretionary Bonus Plan

Under the Officers and Managers Discretionary Bonus Plan for QuesTech and subordinate units ("the Bonus Plan"), officers and managers of the Company and its subsidiaries are selected by management for participation in the Bonus Plan. Bonuses are apportioned as a percentage of the recipient's salary and are based upon the Company's overall performance and upon the performance of the business unit to which the recipient is assigned, subject to review and approval by the Chief Executive Officer and/or Chief Operating Officer and the Board of Directors.

Amounts charged to expense under this plan were $452,200, $393,500 and $292,500 at December 31, 1996, 1995 and 1994, respectively.

3.  Postretirement Benefits

The company has identified three separate postretirement benefit plans which fall within the purview of SFAS 106: the Group Health Plan, the Executive Life Insurance Plan, and the Deferred Compensation Plan.






                      QuesTech, Inc. and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 1996, 1995 and 1994


NOTE F - EMPLOYEE BENEFIT PLANS - Continued

a.  Group Health Plan

The Group Health Plan extends medical and dental benefit coverage to employees, who upon retirement at the age of 65, have completed 20 years of full-time employment with the Company, or retire with an individual employment agreement which specifically grants coverage approved by the insurance carrier of the subject group health policy. The Plan is contributory and contains cost-saving features, such as deductibles and coinsurance. The accumulated postretirement benefit obligation (APBO) represents the present value of insurance claims expected to be presented by eligible employees during their retirement years, based on the net premiums paid by the Company on behalf of active employees.

For measurement purposes, the annual health care cost trend for 1996 benefits was 9%, grading down to 5% over five years. The 1% increase in health care cost trend was 10% in 1996, grading down to 6% over five years. During 1995, a 10% medical inflation rate was assumed, grading down to 5% over six years. The measurement of the APBO for 1996 and 1995 was based on an assumed discount rate of 7.5%.

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

                      QuesTech, Inc. and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 1996, 1995 and 1994


NOTE F - EMPLOYEE BENEFIT PLANS - Continued

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

The following tables present the funded status of the Company's benefit plans and the 1996 periodic expense:

                               Group    Executive     Deferred
                               Health      Life         Comp.
                                Plan    Insurance       Plan        1996
Accumulated Postretirement
  Benefit Obligation:
   Retirees                $ <314,400> $<298,800>  $ <987,800> $<1,601,000>
   Fully eligible active
    plan participants         <13,200>       --          --        <13,200>
  Other Active Plan
    participants             <139,700>       --    <1,761,900>  <1,901,600>

    Total                    <467,300>  <298,800>  <2,749,700>  <3,515,800>

Fair Value of Plan Assets         --         --           --           --
APBO in excess of
   plan assets:              <467,300>  <298,800>  <2,749,700>  <3,515,800>
Unrecognized net gain/
  <loss>                     <177,400>     1,500      300,000      124,100
Unrecognized Transition
   Obligation                 470,400    211,800    1,197,800    1,880,000

                      QuesTech, Inc. and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 1996, 1995 and 1994


NOTE F - EMPLOYEE BENEFIT PLANS - Continued

                               Group    Executive     Deferred
                               Health      Life         Comp.
                                Plan    Insurance       Plan        1996
  Accrued postretirement
    benefit cost in the
    balance sheet          $ <174,300> $ <85,500> $<1,251,900> $<1,511,700>

Reconciliation of accrued
  postretirement
  benefit cost:

Accrued postretirement
  benefit cost,
  at January 1, 1996      $  <126,300> $ <66,400> $<1,204,200> $<1,396,900>
Net periodic cost             <64,000>   <35,200>    <491,600>    <590,800>
Benefit payments               16,000     16,100      443,900      476,000

Accrued postretirement
  benefit cost
  at December 31, 1996     $ <174,300> $ <85,500> $<1,251,900> $<1,511,700>

Current portion               <16,000>   <16,400>    <212,000>    <244,400>
Long-term portion            <158,300>   <69,100>  <1,039,900>  <1,267,300>

                             <174,300>   <85,500>  <1,251,900>  <1,511,700>











                      QuesTech, Inc. and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 1996, 1995 and 1994


NOTE F - EMPLOYEE BENEFIT PLANS - Continued

The following tables present the funded status of the Company's benefit plans and the 1995 periodic expense:

                               Group    Executive     Deferred
                               Health      Life         Comp.
                                Plan    Insurance       Plan        1995
Accumulated Postretirement
  Benefit Obligation:
   Retirees and Terminated
     participants          $ <322,600> $<290,300> $<1,200,200> $<1,813,100>
  Fully eligible active
     plan participants        <26,300>       --           --       <26,300>
  Other Active Plan
    participants             <130,900>       --    <1,568,200>  <1,699,100>

    Total                    <479,800>  <290,300>  <2,768,400>  <3,538,500>

Fair Value of Plan Assets         --         --           --           --
APBO in excess of
   plan assets:              <479,800>  <290,300>  <2,768,400>  <3,538,500>
Unrecognized net gain/
  <loss>                     <146,300>    <1,200>     291,100      143,600
Unrecognized Transition
   Obligation                 499,800    225,100    1,273,100    1,998,000

  Accrued postretirement
    benefit cost in the
    balance sheet          $ <126,300> $ <66,400> $<1,204,200> $<1,396,900>








                      QuesTech, Inc. and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 1996, 1995 and 1994


NOTE F - EMPLOYEE BENEFIT PLANS - Continued

                               Group    Executive     Deferred
                               Health      Life         Comp.
                                Plan    Insurance       Plan        1995
Reconciliation of accrued
  postretirement
  benefit cost:

Accrued postretirement
  benefit cost,
  at January 1, 1995       $  <92,200> $ <48,200> $<1,064,100> $<1,204,500>
Net periodic cost             <66,500>   <34,500>    <420,600>    <521,600>
Benefit payments               32,400     16,300      280,500      329,200

Accrued postretirement
  benefit cost
  at December 31, 1995     $ <126,300> $ <66,400> $<1,204,200> $<1,396,900>

The following tables represent the net periodic postretirement benefit cost components for 1996, 1995 and 1994:

                                Group    Executive    Deferred
                                Health      Life        Comp.
                                 Plan    Insurance      Plan        1996

    Service cost           $   10,400  $   4,300  $   287,800  $   302,500
    Interest cost              31,800     17,700      127,100      176,600
    Amortization -
      transition obliga.       29,400     13,200       75,300      117,900
    Amortization - gain
      or loss                  <7,600>       --         1,400       <6,200>

    Net periodic post-
      retirement
      benefit cost         $   64,000  $  35,200  $   491,600  $   590,800

                      QuesTech, Inc. and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 1996, 1995 and 1994


NOTE F - EMPLOYEE BENEFIT PLANS - Continued

                               Group    Executive     Deferred
                               Health      Life         Comp.
                                Plan    Insurance       Plan        1996

Impact of One Percent
  Increase in Medical
  Trend Rate:
    Aggregate impact on
      1996 service cost
      and interest cost                                        $     2,100

                               Group    Executive     Deferred
                               Health      Life         Comp.
                                Plan    Insurance       Plan        1995

    Service cost            $   9,200   $  4,000  $   236,800  $   250,000
    Interest cost              33,900     17,200      106,400      157,500
    Amortization -
      transition obliga.       29,400     13,200       75,300      117,900
    Amortization - gain
      or loss                  <6,000>       --         2,100       <3,900>
    Net periodic post-
      retirement
      benefit cost          $  66,500  $  34,400  $   420,600  $   521,500

Impact of One Percent
  Increase in Medical
  Trend Rate:
    Aggregate impact on
      1995 service cost
      and interest cost                                        $    46,400




                      QuesTech, Inc. and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 1996, 1995 and 1994


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

4.  Stock Employee Compensation Trust

On February 1, 1994, the Company established a Stock Employee Compensation Trust ("SECT") and financed the SECT's repurchase of 221,792 shares of common stock owned by two of the Company's former founders. The Company's loan to the SECT will be paid down from time to time as the employees exercise and pay for their options under the Company's Incentive Stock Option Plan. At December 31, 1996 and 1995, there were 176,131 and 183,392 unallocated and uncommitted shares respectively held by the SECT.






                      QuesTech, Inc. and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 1996, 1995 and 1994


NOTE G - OTHER LONG-TERM OBLIGATIONS

Amounts due to certain founders (no longer affiliated with the Company), under a Confidential Settlement Agreement, are included in Other Long-Term Obligations. Payments under the agreements will continue until 2004. During 1995, the Company entered into a similar agreement with another former founder. Amounts under the latter agreement payable through 2006 are included in Other Long-Term Obligations as well. The cost of the latter agreement was included in Other Expense in the 1995 financial statements.


NOTE H - COMMITMENTS AND CONTINGENCIES

1.  Future Minimum Rental Commitments

The following is a schedule by years of the approximate future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms of one year or more as of December 31, 1996:

    Year ending December 31,

                    1997                             1,667,600
                    1998                             1,374,200
                    1999                               625,600
                    2000                               631,200
                    2001 and thereafter                433,800

         Future minimum rental payments             $4,732,400

Net rent expense under operating leases amounted to approximately
$1,744,000, $1,739,900, and $2,042,600 for the years ended December 31,
1996, 1995 and 1994, respectively, after being reduced by rental income which was not material during the last three years.

2.  Litigation

The following information is furnished regarding litigation involving the
Company:

                      QuesTech, Inc. and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 1996, 1995 and 1994


NOTE H -  COMMITMENTS AND CONTINGENCIES - Continued

On January 2, 1996, the Company was named as a defendant in a lawsuit captioned 7600 Limited Partnership and Guy Beatty v. QuesTech, Inc. The plaintiffs (the Company's former landlord and its general partner) sought attorneys' fees incurred in two earlier landlord/tenant cases (a contract claim) plus damages for the tort of malicious prosecution, plus punitive damages.

In February 1997, the Company agreed to a settlement which has been accounted for in the financial statements. The settlement, which is subject to final documentation, disposes of all issues raised in the litigation, and had no material impact on the Company's financial statements.

The Company has no other litigation pending which involves potential liability in excess of $10,000.

Other Claims

Since September 1996, the Company has been involved in a dispute with Munchkin, Inc., the sole customer at that time of its QTPI subsidiary. The dispute involved an alleged breach of contract and warranty issues, as well as claims for payment by QTPI.

In addition, in February, the Company filed a declaratory judgment action seeking to clarify the nature of the exclusivity granted to Munchkin under its contract.

The Company is currently in negotiations which, if successful, would resolve all outstanding disputes with Munchkin.

The Company has no other claims pending which involves potential liability in excess of $10,000.





                      QuesTech, Inc. and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 1996, 1995 and 1994


NOTE H -  COMMITMENTS AND CONTINGENCIES - Continued

3.  Employment Agreements

The Company has employment agreements with two executive officers which stipulate salary continuation for a period of five years and two years, as a result of voluntary or involuntary termination, regardless of the change in control of the Company. The cost of accrued interest and the present value of compensation changes for these agreements aggregated ($106,700 and $191,600) during 1996 and 1995, respectively. None of these costs will be paid until the subject officers terminate their employment with the Company.


NOTE I -  STOCK OPTIONS

The Company accounts for its incentive stock options under APB No.
25. The 1996 Plan allows the Company to grant options to officers and key employees for up to 200,000 shares of common stock. These options, which have five year terms, vest at a rate of 20% per year from the date of grant. The exercise price of each option equals the market price of the Company's stock on the date of grant. At December 31, 1996, the Company had options outstanding for 220,200 shares of common stock. Options to purchase 40,000 shares were issued out of the 1996 Plan. The remainder of the outstanding options were issued under the 1994 Plan. Options to purchase 160,000 shares are available for future grants under the 1996 Plan. There are no options available for future grants under the 1994 Plan.

Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income and earnings per share would have been:











                      QuesTech, Inc. and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 1996, 1995 and 1994


NOTE I -  STOCK OPTIONS - Continued

                                            1996        1995

Net Income             As reported         818,300    520,100
                       Pro forma           705,600    419,000

Primary earnings
 per share             As reported             0.54       0.35
                       Pro forma               0.48       0.28

Fully diluted
 earnings per share    As reported             0.54       0.34
                       Pro forma               0.48       0.28

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: expected volatility of 71%; risk free interest rate of 6%; and expected lives of four years.The pro forma effect on net income for 1996 or 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.



                      QuesTech, Inc. and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 1996, 1995 and 1994


NOTE I -  STOCK OPTIONS - Continued

A summary of the status of the Company's Incentive Stock Option Plans as of December 31, 1996 and 1995, and changes during the years ending on those dates is presented below.

                                       1996                1995
                                     Weighted            Weighted
                                     Average             Average
                                     Exercise            Exercise
                           Shares      Price    Shares     Price
Outstanding at
 beginning of year        277,500      $3.88     96,500     1.82

Granted                    44,000       6.90    219,000     4.41

Exercised                 <71,100>      2.21    <31,400>    1.75

Forfeited                 <30,200>      6.73     <6,600>    2.88

Outstanding at year-end   220,200       4.63    277,000     4.41

Options exercisable
 at year end               25,000       4.10     58,500     1.82

Weighted-average fair
 value of options
 granted during the year                4.13                2.57

The following information applies to options outstanding at December 31, 1996:

    Number outstanding                             224,200
    Range of exercise prices                     $4 to $7.25
    Weighted-average exercise price                 $4.62
    Weighted-average remaining contractual life      3.55



                      QuesTech, Inc. and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 1996, 1995 and 1994


NOTE I -  STOCK OPTIONS - Continued

The Company has also provided for the grant of non-qualified stock options to the Company's non-employee directors. These options were granted to purchase 15,000, 3,000 and 20,000 shares during 1996, 1990 and 1991, at the stock's then fair market value, which were $7.25, $1.875 and $1.75 respectively. Of these options, 15,000 shares were outstanding at December 31, 1996, and 23,000 shares at December 31, 1995.


NOTE J - FINANCIAL INFORMATION FOR BUSINESS SEGMENTS

The Company derived all of its revenues under contracts with agencies of the United States Government, either as a prime contractor or as a subcontractor.

Currently, the Company operates in two industry segments: government contracting and commercial (plastic container manufacturing). Performance under government contracts includes scientific, engineering, and program management services, primarily in the defense and intelligence arenas. Sales provided by the commercial segment were in fulfillment of a multi-year supply contract for thermoformed infant bottle liners. Since the third quarter, operations were disrupted by a dispute on pricing and technical specifications.

Operating Profit/Loss is income from operations before general corporate expense. General corporate expense consists primarily of headquarters administrative costs and provisions for reserves and other allowances.

Identifiable assets by industry segment are those assets that are used in the Company's operations in each industry segment. Corporate assets are principally cash and cash equivalents, the deferred income tax asset, certain fixed assets and leasehold improvements in the corporate office, patents, and cash values of corporate-owned life insurance policies. In the commercial packaging segment, some manufacturing equipment was placed in service during 1996 and 1995; however, a significant portion remained under construction in progress as of year-end.


                      QuesTech, Inc. and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 1996, 1995 and 1994


NOTE J - FINANCIAL INFORMATION FOR BUSINESS SEGMENTS - Continued

A summary of the Company's operations by industry segment follows:

                      Government
1996                  Contracts    Commercial   Corporate   Consolidated

Operating revenues   $71,693,000  $   677,100  $       --    $72,370,100

Operating Profit     $ 6,290,500  $<1,813,900> $<2,893,800>  $ 1,582,800
Other income/expense         --           --           --           --
Interest                     --           --      <578,300>     <578,300>
Earnings before
 income taxes        $ 6,290,500  $<1,813,900> $<3,472,100>  $ 1,004,500

                      Government
1996                  Contracts    Commercial   Corporate   Consolidated

Identifiable assets  $12,236,700  $ 3,586,700  $ 4,794,700   $20,618,100

Depreciation and
 amortization of
 property, plant
 and equipment       $   371,400  $   185,000  $   200,300   $   754,400

Amortization of
 goodwill and other
 intangibles         $   154,500  $       --   $    32,000   $   186,500

Capital Expenditures $   470,100  $ 2,615,100  $   730,300   $ 3,815,500








                      QuesTech, Inc. and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 1996, 1995 and 1994


NOTE J - FINANCIAL INFORMATION FOR BUSINESS SEGMENTS - Continued

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

                      QuesTech, Inc. and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 1996, 1995 and 1994


NOTE J - FINANCIAL INFORMATION FOR BUSINESS SEGMENTS - Continued

Depreciation and
 amortization of
 property, plant
 and equipment       $   300,100  $    50,700  $   179,600   $    530,400

Amortization of
 goodwill and other
 intangibles         $   154,600  $       --   $    10,800   $    165,400

Capital Expenditures $   235,400  $    77,800  $    41,900   $    355,100






























                         SUPPLEMENTAL INFORMATION




























                      QuesTech, Inc. and Subsidiaries

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               Years ended December 31, 1996, 1995 and 1994

                               1996          1995          1994
Reserve for unrecovered
  contract costs and
  doubtful accounts

  Balance at Beginning of
    Period                $2,053,100     $1,853,300     $2,199,400
  Additions:
    Charged to Costs and
      Expenses                59,700        185,000            --
    Charged to Other
      Accounts                               17,600         22,900
  Deductions:                    --          <2,800>      <369,000>
      Balance at End of
        Period            $2,112,800     $2,053,100     $1,853,300

        Current           $2,112,800 (1)  $2,053,100 (1)    $1,853,300 (1)
        Non-current       $      --      $      --      $      --

Valuation allowance for
  deferred tax asset
  Balance at Beginning of
    Period                $  148,000     $  148,000     $  148,000

  Additions:
    Charged to Income
      Tax Expense            114,000            --             --
    Charged to Other
      Accounts                   --             --             --
  Deductions:
      Balance at End of
        Period            $  262,000     $  148,000     $  148,000
        Current           $      --      $      --        $      --
        Non-current       $  262,000     $  148,000     $  148,000 (2)

(1)  Included in accounts receivable - trade.
(2)  Included in deferred tax asset - long-term.