Form 10-Q
period 1997-03-31
QUESTECH INC
filed 1997-05-14
CIK 737033

==============================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarter period ended March 31, 1997  Commission File Number:  2-88617

                                  QUESTECH, INC.
            (Exact name of Registrant as specified in its charter)


           Virginia                                         54-0844913
(State or other jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)


               7600-West Leesburg Pike, Falls Church, Virginia  22043
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

     As of the close of business May 1, 1997, the registrant had 1,614,257 shares of Common Stock outstanding, par value $.05 per share.

                        QuesTech, Inc. and Subsidiaries

                                   I N D E X
                                March 31, 1997







                                                            Page No.

PART I.   Financial Information

  Item 1  Financial Statements

     CONDENSED CONSOLIDATED BALANCE SHEETS                      2

     CONSOLIDATED STATEMENTS OF EARNINGS                        4

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS            5

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY            6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 7

  Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations         8

PART II.  Other Information

  Item 1  Legal Proceedings                                    12

  Item 5  Other Information                                    12

  Item 6  Exhibits and Reports on Form 8K                      12

Officers' Signatures                                           13

     EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE

                         QuesTech, Inc. and Subsidiaries

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                                 Mar. 31       Dec. 31
                                                   1997          1996
                                               (Unaudited)

CURRENT ASSETS

  Cash and cash equivalents ................   $    36,400   $    54,300
  Accounts receivable ......................     8,647,600     9,625,400
  Inventories ..............................        60,400       170,400
  Prepaid expenses and other ...............       369,800       350,200
  Deferred income taxes ....................       900,300       900,300

       Total current assets ................   $10,014,500   $11,100,600

EQUIPMENT AND LEASEHOLD IMPROVEMENTS - at
  cost less accumulated depreciation and
  amortization of $7,132,500 and $6,967,600,
  respectively .............................     5,021,800     4,952,600
GOODWILL less accumulated amortization of
  $1,610,300 and $1,571,600, respectively ..     1,326,300     1,365,000
DEFERRED INCOME TAXES, net of valuation
  allowance of $262,000 ....................     1,315,600     1,315,600
OTHER ASSETS ...............................     1,991,400     1,884,300

  TOTAL ASSETS                                 $19,669,600   $20,618,100



The accompanying notes are an integral part of these statements.










                        QuesTech, Inc. and Subsidiaries

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 Mar. 31       Dec. 31
                                                   1997          1996
                                               (Unaudited)
CURRENT LIABILITIES

  Line of Credit ...........................   $       --    $ 1,227,400
  Current maturities of long-term
    obligations payable ....................       415,600       374,000
  Accounts payable .........................     1,290,600     1,940,300
  Accrued liabilities ......................     6,556,600     5,627,300
  Income taxes
    Currently payable ......................        31,800           --
       Total current liabilities ...........   $ 8,294,600   $ 9,169,000

LONG-TERM OBLIGATIONS ......................     1,583,700     1,721,800

INDEBTEDNESS TO RELATED PARTIES ............     1,460,600     1,417,100

ACCRUED POST-RETIREMENT BENEFIT COST .......     1,244,700     1,267,300

OTHER LONG-TERM OBLIGATIONS ................       918,500     1,010,500
       Total Liabilities ...................   $13,502,100   $14,585,700

STOCKHOLDERS' EQUITY
  Common stock - authorized 3,000,000
      shares of $.05 par value, issued
      1,653,304 and 1,649,904 shares,
      outstanding 1,614,257 and
      1,610,857 shares at March 31, 1997
      and December 31, 1996 ................        82,700        82,500
  Additional paid in capital ...............     2,848,900     2,835,600
  Retained earnings ........................     3,773,600     3,652,000
  Less Treasury Stock at cost ..............      <193,100>     <193,100>
  Due from SECT ............................      <344,600>     <344,600>
       Total Stockholders' Equity ..........   $ 6,167,500   $ 6,032,400

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $19,669,600   $20,618,100

The accompanying notes are an integral part of these statements.


                        QuesTech, Inc. and Subsidiaries

                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)



                                                 Three Months Ended March 31,
                                                      1997          1996

Revenues ......................................  $19,812,700    $14,507,100

Operating expenses
  Salaries, wages and employee benefits .......   10,186,800      7,966,700
  Other operating expenses ....................    9,275,400      6,235,900

        Total operating expenses ..............  $19,462,200    $14,202,600

        Income from operations ................      350,500        304,500

Other expense

  Interest expense ............................     <139,500>      <106,700>

       Earnings before income taxes ...........  $   211,000    $   197,800

Provision for income taxes ....................      <89,400>       <87,100>
       Net earnings ...........................  $   121,600    $   110,700

Earnings per share:
       Primary ................................  $       .08    $       .07
       Fully diluted ..........................  $       .08    $       .07

Weighted Average Number of common shares
 outstanding:
       Primary ................................    1,507,847      1,516,707
       Fully diluted ..........................    1,509,610      1,516,508

The accompanying notes are an integral part of these statements.





                        QuesTech, Inc. and Subsidiaries

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         Three Months
                                                        Ended March 31
                                                      1997          1996
Increase <Decrease> in Cash and Cash Equivalents

Cash flows from operating activities:
  Net earnings ................................   $   121,600    $   110,700
Adjustments to reconcile net earnings to
  Net cash provided by operating activities:
    Depreciation and amortization .............       272,700        196,900
    Increase in fund value of nonqualifying
      plan assets .............................       <50,000>       <45,000>
    Changes in assets and liabilities .........     1,296,600         80,700
      Net cash provided by operating
        activities ............................     1,640,900        343,300

Cash flows from investing activities:
  Capital expenditures ........................      <327,600>      <928,900>
      Net cash used in investing activities ...      <327,600>      <928,900>

Cash flows from financing activities:
  <Decrease>Increase in Line of Credit ........    <1,227,400>       545,200
  Cash proceeds from exercise of stock options         13,600         34,700
  Repayment of long-term debt .................       <97,400>       <14,600>
  Indebtedness to Related Parties .............           --         <14,100>
  Repayment of Other Long-Term Obligations ....       <20,000>       <18,500>
      Net cash <used in> provided by financing
        activities ............................    <1,331,200>       532,700

Net <decrease> in cash ........................       <17,900>       <52,900>
Cash, beginning of period .....................        54,300        178,300
Cash, end of period ...........................   $    36,400    $   125,400
Cash payments for:
  Interest ....................................   $   133,600    $    14,400
  Income taxes ................................       268,300          9,300


The accompanying notes are an integral part of these statements.

                        QuesTech, Inc. and Subsidiaries

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                      Three Months
                                                     Ended March 31
                                                   1997         1996
Common Stock:

  Balance at March 31,
    Issued 1,653,304 and 1,578,000 shares ...  $   82,700   $   78,900

Additional paid in capital ..................   2,848,900    2,735,700

Retained Earnings:

  Balance at January 1 ......................   3,652,000    2,833,700
  Net Earnings ..............................     121,600      110,700

  Balance at March 31 .......................   3,773,600    2,944,400

Cost of Treasury Stock (including 39,047 and
  41,539 shares in 1997 and 1996):

  Balance at March 31 .......................    <193,100>    <227,300>

Due from SECT (including 176,131 and 183,392
  shares in 1997 and 1996) ..................    <344,600>    <338,500>

Total Stockholders' Equity ..................  $6,167,500   $5,193,200

The accompanying notes are an integral part of these statements.


                         QuesTech, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements
                            March 31, 1997 and 1996
                                  (Unaudited)




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

Earnings Per Share

     The computation of earnings per common share is based on the weighted average number of common, and if dilutive, common equivalent shares outstanding, during each quarter. Although outstanding, the shares held by the Company-controlled Stock Employee Compensation Trust are excluded from the weighted average number of shares, for purposes of calculating earnings per share. As of March 31, 1997, a total of 228,000 shares are subject to outstanding stock option agreements and if dilutive, are accounted for as common stock equivalents under the treasury stock method. The strike prices of these options range from $4.00 to $7.25 per share. The bid price of the Company's stock at March 31, 1997 was $6.88 per share. Recently, the Financial
Standards Board issued Statement No. 128, "Earnings per share," which is effective for financial statements issued after December 15, 1997. Although earlier application is not permitted, pro forma disclosures may be provided. Under the Statement, basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Similarly, diluted earnings per share is calculated using the weighted average number of shares computed for the purpose of basic earnings per share, plus the dilutive impact of common stock equivalents. Using the prescribed calculation methods under the new standard, basic earnings per share for the first quarter's net income of $121,600 would have been $.085 on 1,436,862 shares; diluted earnings per share would be $.08 on 1,507,847 shares.

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

                                                  Three Months Ended
                                                       March 31
                                                   1997        1996

Revenues                                          100.00%     100.00%
Operating Expenses                                 98.23%      97.90%

Income from operations                              1.77%       2.10%
Interest                                            <.70%>      <.74%>
Provision for income taxes                          <.45%>      <.60%>

     Net Earnings                                    .62%        .76%

Revenues

     During the first quarter of 1997, the government contracting segment consisting of QuesTech Research Division and the QuesTech Service Company accounted for all of the increase in the Company's revenues. A major Army contract provided 45% of QTRD's revenues. Increased tasking on other contracts also contributed to further growth. As of March 31 last year, approximately the same percentage of revenues was provided by another contract vehicle, to which
this contract was a follow-on.   The packaging segment, QuesTech Packaging Inc.,
has not had sales since it halted product shipments in September, 1996 as a result of a contract dispute. Recently, it was released from further performance on its sole contract. Although discussions are underway with potential new customers, management is not able to provide assurance on when sales can be realized.

Expenses

Operating expenses increased by 37% in the aggregate, compared to last year. Salaries, wages and employee benefits increased primarily as a result of additional direct labor staffing required on contract task orders. Other operating expenses increased because of continuing customer requirements for subcontract work which has become a significant element of billable costs. Maintenance of information systems and other activities to support growth such as increased staff recruitment and advertisement also contributed to higher costs. The costs of operating the commercial packaging segment declined and consisted primarily of fixed overhead. No variable manufacturing costs were incurred as a result of production stoppage.

Income from Operations

Income from Operations improved 15% over 1996. The growth in operating margins was softened by a slightly higher pace of expense increase compared to revenue growth. Contract profitability had mixed results, with margins on various delivery orders outperforming larger contracts. Favorable margins from government contracts were further impacted by continuing losses in the packaging segment due to the absence of sales.

Interest

Interest expense was $139,500, up 31%. The increase in interest expense arose from the interest cost associated with a long-term lease on capital equipment.

Earnings before Income Taxes

Pre-tax earnings for the first quarter was $211,000, up 6.7% over last year. The growth in income from operations was partially offset by increased interest costs.

Net Earnings

Net earnings were $121,600, up 9.85%, benefiting from a slight decrease in the effective income tax rate compared to the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth certain financial data with respect to changes in the Company's liquidity and capital resources since December 31, 1996 (in thousands of dollars except for ratios):

                             3/31/97       12/31/96    NET CHANGES

Working capital             $ 1,720        $ 1,932       $  <212>
Current assets               10,015         11,101        <1,086>
Current liabilities           8,295          9,169          <874>
Working capital ratio (1)      1.21           1.21            --

(1)  Current assets over current liabilities.

     During the first quarter, the Company used cash flows from operations consisting primarily of expedited collections of receivables to pay down its line of credit and acquire capital assets related to information technology enhancements.

     Management expects to continue to use cash flows from operations to cover increasing subcontractor commitment costs, which during the first quarter of 1997, were up $1.5 million over last year. A capital lease facility is being used to finance purchases of new office equipment. Management plans to expand its facilities, resources, and information systems to support continued growth. Negotiations are in process for more favorable terms under the Company's line of credit agreement, which is subject to renewal during May, 1997.

EMERGING TRENDS

     QuesTech continues to increase its presence in the rapidly expanding Information Technology (IT) market. Through our government oriented Information Warfare Group and commercially focused Information Sciences Corporation (QTISC), a newly formed subsidiary, we have developed new services along the lines of the fastest growing segment of the IT Market-Information Security. Our recent qualification as a National Computer Security Association affiliate channel provider offers us even more opportunities and presence in the IT market.

INFLATION

     The impact of inflation on the Company's costs should be minimal due to the fact that increased costs of this type are normally included in the pricing structure or otherwise recovered through reimbursement of contract costs incurred.

BACKLOG

     The term "backlog" includes the aggregate contract revenues, remaining to be earned at the stated time, to the extent of the value of the contract award thereunder. Virtually all of the Company's backlog is expected to be completed within five years. The following table reflects the Company's funded and unfunded backlog as of March 31, 1997 and March 31, 1996.

                Funded Backlog                 Unfunded Backlog
                   March 31                        March 31
              1997          1996              1997           1996

          $37,117,900   $34,746,200      $360,272,800   $421,444,200

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


Item 1.  Legal Proceedings

     In March, the lawsuit captioned 7600 Limited Partnership and Guy Beatty v. QuesTech, Inc., which claimed damages against the Company for breach of contract and various tort claims was settled in entirety and the case was dismissed.

     QTPI, the Company's manufacturing subsidiary, has resolved all of its outstanding contract disputes and withdrawn the declaratory judgment action filed by the Company against Munchkin, Inc., its former distributor of disposable monolayer baby bottle liners. The terms of the settlement, while confidential, permit the Company to sell product and technology to third parties without limitation.

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

     None.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     11.  Statement of Computation of Earnings Per Share.

(b)  Reports on Form 8-K:

          No reports were filed by the Company on form 8-K for the period
                    January 1, 1997 through March 31, 1997.



                               S.E.C. FORM 10-Q

                                March 31, 1997


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