Form 10-Q
period 1997-06-30
QUESTECH INC
filed 1997-08-13
CIK 737033

============================================================================
                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549
                                 FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For the quarter period ended June 30, 1997  Commission File Number:  2-88617

                               QUESTECH, INC.
           (Exact name of Registrant as specified in its charter)


           Virginia                                       54-0844913
(State or other jurisdiction of
 incorporation or organization)                    (I.R.S. Employer I.D. No.)


               7600A Leesburg Pike, Falls Church, Virginia  22043
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

     As of the close of business August 1, 1997, the registrant had 1,614,957 shares of Common Stock outstanding, par value $.05 per share.
                      QuesTech, Inc. and Subsidiaries

                                 I N D E X
                               June 30, 1997

                                                               Page No.

PART I.   Financial Information

  Item 1  Financial Statements (Unaudited)

     CONDENSED CONSOLIDATED BALANCE SHEETS - June 30, 1997
     and December 31, 1996                                        2

     CONSOLIDATED STATEMENTS OF EARNINGS - Three Months
     ended June 30, 1997 and 1996; Six Months ended June 30,
     1997 and 1996                                                4

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Six
     Months ended June 30, 1997 and 1996                          5

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - Six
     Months ended June 30, 1997 and 1996                          7

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30,
     1997 and June 30, 1996                                       8

  Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations          10

PART II.  Other Information

  Item 1  Legal Proceedings                                      14

  Item 5  Other Information                                      14

  Item 6  Exhibits and Reports on Form 8-K                       14

Officers' Signatures                                             16

EXHIBIT 10 - AMENDED AND RESTATED LOAN AND SECURITY
             AGREEMENT DATED

EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE

                      QuesTech, Inc. and Subsidiaries

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                                  June 30       Dec. 31
                                                   1997           1996
                                                (Unaudited)      (Note)
CURRENT ASSETS
  Cash and cash equivalents .................   $   115,800   $    54,300
  Accounts receivable .......................     8,660,600     9,625,400
  Inventories ...............................        60,400       170,400
  Prepaid expenses and other ................       287,700       350,200
  Deferred income taxes .....................       900,300       900,300

      Total current assets ..................   $10,024,800   $11,100,600

EQUIPMENT AND LEASEHOLD IMPROVEMENTS - at
  cost less accumulated depreciation and
  amortization of $5,777,800 and
  $6,967,600, respectively ..................     5,239,500     4,952,600
GOODWILL, less accumulated amortization of
  $1,648,900 and $1,571,600, respectively ...     1,287,700     1,365,000
DEFERRED INCOME TAXES, net of valuation
  allowance of $262,000 .....................     1,317,700     1,315,600
OTHER ASSETS ................................     2,194,800     1,884,300

  TOTAL ASSETS                                  $20,064,500   $20,618,100




NOTE: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these statements.




                      QuesTech, Inc. and Subsidiaries

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  June 30       Dec. 31
                                                   1997           1996
                                                (Unaudited)      (Note)
CURRENT LIABILITIES
  Line of Credit ............................   $   315,900  $ 1,227,400
  Current maturities of long-term
    obligations .............................       416,800      374,000
  Accounts payable ..........................     3,331,500    1,940,300
  Accrued liabilities .......................     4,003,900    5,627,300
  Income taxes - Currently payable ..........       210,100          --
      Total current liabilities .............   $ 8,278,200  $ 9,169,000

LONG-TERM OBLIGATIONS .......................     1,604,200    1,721,800

INDEBTEDNESS TO RELATED PARTIES .............     1,485,200    1,417,100

ACCRUED POST-RETIREMENT BENEFIT COST ........     1,383,900    1,267,300

OTHER LONG TERM OBLIGATIONS .................       972,900    1,010,500
       Total Liabilities ....................   $13,724,400  $14,585,700

STOCKHOLDERS' EQUITY
  Common stock - authorized 3,000,000 shares
      of $.05 par value, issued 1,653,804
      and 1,649,904 shares, outstanding
      1,614,957 shares at June 30, 1997 and
      1,610,857 shares at December 31, 1996 .        82,700       82,500
  Additional paid in capital ................     2,850,400    2,835,600
  Retained earnings .........................     3,943,700    3,652,000
  Less Treasury Stock at cost ...............      <192,100>    <193,100>
  Due from SECT .............................      <344,600>    <344,600>
       Total Stockholders' Equity ...........   $ 6,340,100  $ 6,032,400

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $20,064,500  $20,618,100

NOTE: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these statements.



                                   QuesTech, Inc. and Subsidiaries

                           CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                           Three Months Ended June 30,  Six Months Ended June 30,
                                               1997          1996          1997          1996

Revenues ................................  $19,354,300   $19,833,800   $39,167,000   $34,340,900

Operating expenses
  Salaries, wages and employee benefits .   10,244,400     8,492,800    20,431,200    16,459,500
  Other operating expenses ..............    8,656,500    10,909,600    17,931,900    17,145,500
        Total operating expenses ........  $18,900,900   $19,402,400   $38,363,100   $33,605,000

        Income from operations ..........      453,400       431,400       803,900       735,900

  Interest expense ......................     <158,000>     <131,600>     <297,500>     <238,300>
        Earnings before income taxes ....  $   295,400   $   299,800   $   506,400   $   497,600

Provision for income taxes ..............      125,300       131,900       214,700       219,000
        Net earnings ....................      170,100   $   167,900       291,700   $   278,600

Earnings per share:
   Primary ..............................  $       .11   $       .11   $       .19   $       .18
   Fully diluted ........................  $       .11           .11           .19           .18

Weighted average number of common shares
 outstanding:
   Primary ..............................    1,512,956     1,517,314     1,510,428     1,517,011
   Fully diluted ........................    1,537,421     1,518,925     1,536,521     1,517,773

The accompanying notes are an integral part of these statements.


                      QuesTech, Inc. and Subsidiaries

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         Six Months
                                                       Ended June 30
                                                      1997          1996
Increase <Decrease> in Cash and Cash Equivalents

Cash flows from operating activities:
Net Earnings ..................................  $   291,700    $   278,600
Adjustments to reconcile net earnings to
  net cash flows from operating activities:
      Depreciation and amortization ...........      526,100        419,200
      Increase in fund values of nonqualifying
        plan assets ...........................      <88,700>      <122,900>
      Changes in assets and liabilities .......    1,312,700       <356,600>

      Net cash provided by operating activities  $ 2,041,800    $   218,300

Cash flows from investing activities:
    Capital expenditures ......................     <860,900>    <2,263,800>
    Investment in other assets ................     <128,500>           --
      Net cash used in investing activities ...     <989,400>    <2,263,800>

Cash flows from financing activities:
    <Decrease>/Increase in Line of Credit .....     <911,500>     2,031,800
    Cash proceeds from exercise of stock
      options .................................       16,000         59,500
    Repayment of long-term debt ...............      <74,800>       <28,000>
    Repayment of indebtedness
      to related parties ......................          --         <28,600>
    Repayment of other long-term debt .........      <20,600>       <37,400>

      Net cash provided by <used in> financing
         activities ...........................  $  <990,900>   $ 1,997,300







                      QuesTech, Inc. and Subsidiaries

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         Six Months
                                                       Ended June 30
                                                     1997          1996

Net increase/<decrease> in cash ...............  $    61,500   $   <48,200>
Cash, Beginning of period .....................       54,300       178,300

Cash, End of period ...........................  $   115,800   $   130,100

Cash payments for:
      Interest (net) ..........................  $   224,300   $    75,300
      Income taxes (net) ......................      117,000       411,200

The accompanying notes are an integral part of these statements.

                      QuesTech, Inc. and Subsidiaries

        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                       Six Months
                                                     Ended June 30
                                                   1997         1996
Common Stock issued 1,653,804 shares in 1997
  and 1,649,904 shares in 1996 (Including
  38,847 treasury shares in 1997 and 33,700
  shares in 1996):

  Balance at January 1 ......................   $   82,500   $   78,900
  Issuance of common stock ..................          200          200
    Balance at June 30 ......................       82,700       79,100

Additional paid in capital:

  Balance at January 1 ......................    2,835,600    2,720,100
  Exercise of employee stock options ........       14,800     <32,000>
    Balance at June 30 ......................   $2,850,400   $2,688,100

Retained Earnings:

  Balance at January 1 ......................    3,652,000    2,833,700
  Net Earnings ..............................      291,700      278,600
    Balance at June 30 ......................   $3,943,700   $3,112,300

Cost of Treasury Stock (including 38,847 and
  33,700 shares in 1997 and 1996):

  Balance at January 1 ......................     <193,100>    <227,300>
  Exercise of employee stock options ........        1,000       78,300
    Balance at June 30 ......................   $ <192,100>  $ <149,000>

Due from SECT:

  Balance at January 1 ......................     <344,600>    <357,600>
  Issuance of SECT shares ...................          --        13,000
    Balance at June 30 ......................   $ <344,600>  $ <344,600>

Total Stockholders' Equity ..................   $6,340,100   $5,385,900
The accompanying notes are an integral part of these statements.



                      QuesTech, Inc. and Subsidiaries

                 Notes to Consolidated Financial Statements
                           June 30, 1997 and 1996
                                (Unaudited)


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

     In the opinion of management, the accompanying condensed financial statements reflect all necessary adjustments and reclassifications that are necessary for fair presentation for the periods presented. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the company's latest annual report to the Securities and Exchange Commission on Form 10-K. The results of operations for the three and six-month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Earnings Per Share

     The computation of earnings per share is based on the weighted average average number of common, and if dilutive, common equivalent shares outstanding, during each quarter. Although outstanding, the shares held by the Company-controlled Stock Employee Compensation Trust are excluded from the weighted average number of shares, for purposes of calculating earnings per share. As of June 30, 1997, a total of 227,400 shares are subject to outstanding stock option agreements and if dilutive, are accounted for as common stock equivalents under the treasury stock method. The strike prices of these options range from $4.00 to $7.25 per share. The bid price of the Company's stock at June 30, 1997 was $8.375 per share. Recently, the Financial Standards Board issued Statement No. 128, "Earnings per share," which is effective for financial statements issued after December 15, 1997. Although earlier application is not permitted, pro forma disclosures may be provided. Under the Statement, basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Similarly, diluted earnings per share is calculated using the weighted average number of shares computed for the purpose of basic earnings per share, plus the dilutive impact of common stock equivalents. Using the prescribed calculation methods under the new standard, basic earnings per share for the half year's net income of $291,700 would have been $.20 on 1,438,826 shares; diluted earnings per share would be $.19 on 1,536,521 shares.

New Accounting Standards

     The Financial Accounting Standards Board recently issued two new accounting standards that will affect the Company's financial reporting methods. Under Statement of Financial Accounting Standards No. 130 ("SFAS 130"), the Company will be required to display an amount representing total comprehensive income and its components in the financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Under Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), the Company will be required to report certain information about its operating segments in its interim and annual financial statements, in addition to certain information about its products and services, the geographic areas in which it operates and its major customers. In the initial year of application, comparative information for earlier years is to be restated. Both statements are effective for the Company in 1998.

Statement of Cash Flows

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     As of June 30, 1997, the Company has written off $1.6 million of fully depreciated assets, consisting primarily of obsolete MIS equipment. The disposal of such assets did not have any effect on cash.









Item 2.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations

RESULTS OF OPERATIONS

     The following table sets forth the percentages of major items reflected in the Unaudited Consolidated Statements of Earnings as a percentage of revenue.

                                                   Six Months Ended
                                                       June 30
                                                   1997        1996

Revenues                                          100.00%     100.00%

Operating Expenses
 Salaries, wages and employee benefits             52.17       47.93
 Other operating expenses                          45.78       49.93
     Total operating expenses                      97.95       97.86

Income from operations                              2.05%       2.14%
Interest                                            <.76>       <.69>
Provision for income taxes                          <.55>       <.64>

     Net Earnings                                    .74%        .81%

     For the six months ended June 30, 1997, the Company's revenues were $39.2 million, up 14% over the previous year. The growth was driven primarily by QuesTech Research Division ("QTRD"), which benefited from increased labor tasking on its government contracts, particularly two major U.S. Army contracts which provided over half of the Company's revenues for the period just ended. In addition, another subsidiary, QuesTech Service Company ("QTSC"), reported revenue gain attributed to increased work with the U.S. Air Force. Operating expenses were $38.4 million, up 14.16%. An increase in salaries, wages and employee benefits arose from higher direct labor utilization associated with contract performance and enhanced efforts towards proposals and business development. Although direct subcontracts remained a major cost component of other operating expenses, all other non-labor costs in the aggregate declined in proportion to total revenues. Income from operations improved by 9% at $803,900. Margins were slightly impacted by the absence of sales to offset the carrying costs of the commercial packaging segment.

     Revenues for the quarter declined by 2.4% to $19.4 million when compared with the same period last year, despite the favorable effect of increased direct labor billings. Reduced billings for direct materials impacted the revenues for the quarter. From time to time, the Company's customers change the allocation or mix of resources required on task orders, thereby affecting the Company's revenue volume and resultant margins. Operating expenses decreased by 2.6% to $18.9 million, reflecting a decline in materials-intensive task orders and reduced allowances for contingencies. Despite the revenue decline, income from operations increased by 5% to $453,400 as the Company benefited from the effect of cost recovery from certain contract completion (close-out) vouchers.

     Despite improved operating margins, pre-tax income remained comparable with last year's levels, at $295,400 for the quarter and $506,400 for the six months just ended. Gains in income from operations were mitigated by increased interest cost associated with long-term financing on certain plant equipment, thereby resulting in nominal changes to pre-tax income and net earnings compared to last year.

LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth certain financial data with respect to changes in the Company's liquidity and capital resources since December 31, 1996: (in thousands of dollars except ratios)

                             6/30/97       12/31/96    NET CHANGES

Working capital              $ 1,747        $ 1,932      $  <185>
Current assets                10,025         11,101       <1,076>
Current liabilities            8,278          9,169         <891>
Working capital ratio (1)       1.21           1.21           --

(1)  Current assets over current liabilities.

     During the first six months of 1997, the Company applied cash flows from operations to pay down its obligations and finance continued capital investment for internal use. A significant portion of the latter costs is associated with enhanced network and information systems which the Company requires to maintain its technical advantage and improve internal communication capabilities. This includes in part a highly secured wide area network with built-in firewalls and dial-in security ("QuestNet"). Management believes that capital expenditures may exceed $2 million by year-end. The Company has reached a confidential stand-still agreement with a major Fortune 500 Company, pending the execution of a mutually satisfactory production contract to be performed out of QuesTech Packaging, Inc. ("QTPI"), the commercial packaging segment. Although optimistic, management does not anticipate sales, if any, to materialize until early next year.

     Recently, the line of credit agreement was extended for another year, with no significant change in covenants. Management believes that cash flow from operations along with its unused credit commitment will be sufficient to meet operations requirements.

     Forward looking statements contained in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Report Act of 1955. Certain factors could cause actual results to differ materially from the statements. These factors include but are not limited to: continuity of contract funding and customer relationships; retention of key personnel, particularly those involved in technical efforts; interest rates; changes in technology; and potential impact of industry consolidation.

INFLATION

     The impact of inflation on the Company's costs should be minimal since increased costs of this type are normally included in the pricing structure or otherwise recovered through reimbursement of contract costs incurred.

BACKLOG

     The term "backlog" includes the aggregate contract revenues, remaining to be earned at the stated time, to the extent of the value of the contract award thereunder. Virtually all of the Company's backlog is expected to be completed within four years. The following table reflects the Company's funded and unfunded backlog as of June 30, 1997 and June 30, 1996.

                Funded Backlog                 Unfunded Backlog
                    June 30                         June 30
              1997          1996              1997          1996

          $38,608,600   $36,031,500      $367,148,200  $396,272,600

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

Item 5.  Other Information

     The Annual Meeting of Stockholders was held on May 23, 1997 at the DoubleTree Hotel, 7801 Leesburg Pike, Falls Church, Virginia 22043. At the Annual Meeting, 90.5% of all outstanding stock entitled to vote was represented by persons in attendance or by proxy. All nominees to the Board of Directors were elected and all of the directors (Vincent L. Salvatori, Gerald F. Mayefskie, Sebastian P. Musco, Robert B. Costello, Vincent M. Russo and Edward G. Broenniman), received at least 1,421,098 votes or 88% of the votes counted. The re-appointment of Grant Thornton LLP, as the independent auditors of the Company for the fiscal year ended December 31, 1997, was approved by a vote of 1,441,530 (for) to 1,388 (against), or 89% of the votes counted, with 18,876 votes abstained.

     An amendment to the 1996 Incentive Stock Option Plan was adopted by a vote of 1,378,510 (for) to 51,927 (against), or 85% of the votes counted, with 31,357 votes abstained.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     10.  Material Contracts

          (t) Amended Loan and Security Agreement between the Company and Signet Bank of Virginia dated May 31, 1997.

     ll.  Statement of Computation of Earnings Per Share.




(b)  Reports on Form 8-K:

          No reports on Form 8-K were required to be filed during the second quarter of 1997.

                              S.E.C. FORM 10-Q

                               June 30, 1997


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