Form 10-Q
period 1997-09-30
QUESTECH INC
filed 1997-11-03
CIK 737033

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549
                             _________________
                                 Form 10-Q

[X]Quarterly Report, Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Quarterly Period Ended September 30, 1997, or

[ ] Transition Report, Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Transition Period _____ to_____

                       Commission File Number 2-88617
                             _________________

                     QUESTECH, INC.
           (Exact name of registrant as specified in its charter)
                             __________________

           Virginia                                 54-0844913
    (State of Incorporation)            (IRS Employer Identification Number)

7600A Leesburg Pike
Falls Church, Virginia                                 22043
(Address of principal executive offices)             (Zip Code)

                               (703) 760-1000
             (Registrant's telephone no., including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X      No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Common Stock, $0.05 par value                     1,617,257
               Class                                     Outstanding as of
                                                         October 31, 1997


                      QuesTech, Inc. and Subsidiaries


                                 I N D E X

                             September 30, 1997



                                                            Page No.

PART I.   Financial Information

  Item 1  Financial Statements (Unaudited)

     CONDENSED CONSOLIDATED BALANCE SHEETS -
     September 30, 1997 and December 31, 1996                    2

     CONSOLIDATED STATEMENTS OF EARNINGS -
     Three Months ended September 30, 1997 and 1996;
     Nine Months ended September 30, 1997 and 1996               4

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
     Nine Months ended September 30, 1997 and 1996               6

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY -
     Nine Months ended September 30, 1997                        7

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
     September 30, 1997 and September 30, 1996                   8

  Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations          9

PART II.  Other Information

  Item 1  Legal Proceedings                                     13

  Item 6  Exhibits and Reports on Form 8K                       13

Officers' Signatures                                            14

  Index to Exhibits                                             15

     EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE             16

     EXHIBIT 27 - FINANCIAL DATA SCHEDULE                       17


                      QuesTech, Inc. and Subsidiaries

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS


                                                  Sept. 30       Dec. 31
                                                     1997          1996
                                                 (Unaudited)      (Note)
CURRENT ASSETS
  Cash and cash equivalents ................    $   157,300   $    54,300
  Accounts receivable ......................     11,339,200     9,625,400
  Inventories ..............................         60,400       170,400
  Prepaid expenses and other ...............        145,100       350,200
  Deferred income taxes ....................        900,300       900,300

       Total current assets ................    $12,602,300   $11,100,600


EQUIPMENT AND LEASEHOLD IMPROVEMENTS - at
  cost less accumulated depreciation and
  amortization of $7,690,500 and $6,967,600,
  respectively .............................      5,404,700     4,952,600

GOODWILL LESS ACCUMULATED AMORTIZATION OF
  $1,687,600 and $1,571,600, respectively ..      1,249,000     1,365,000

DEFERRED INCOME TAXES, net of valuation
  allowance of $262,000 ....................      1,315,600     1,315,600

OTHER ASSETS ...............................      2,764,800     1,884,300

  TOTAL ASSETS                                  $23,336,400   $20,618,100


The accompanying notes are an integral part of these statements.

NOTE: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.









                      QuesTech, Inc. and Subsidiaries

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  Sept. 30       Dec. 31
                                                    1997           1996
                                                 (Unaudited)      (Note)
CURRENT LIABILITIES
  Line of Credit ...........................    $ 2,426,900   $ 1,227,400
  Current maturities of long-term
    obligations payable ....................        850,700       374,000
  Accounts payable .........................      2,898,200     1,940,300
  Accrued liabilities ......................      5,361,500     5,627,300
  Income taxes currently payable ...........        233,500           --

       Total current liabilities ...........    $11,770,800   $ 9,169,000

LONG-TERM OBLIGATIONS ......................      1,224,000     1,721,800

INDEBTEDNESS TO RELATED PARTIES ............      1,514,100     1,417,100

ACCRUED POST-RETIREMENT BENEFIT COST .......      1,526,100     1,267,300

OTHER LONG-TERM OBLIGATIONS ................        832,600     1,010,500

       Total Liabilities ...................    $16,867,600   $14,585,700

STOCKHOLDERS' EQUITY
  Common stock - authorized 3,000,000
      shares of $.05 par value, issued
      1,656,104 and 1,649,904 shares,
      outstanding 1,617,257 shares and
      1,610,857 shares at September 30, 1997
      and December 31, 1996, respectively ..         82,800        82,500
  Additional paid in capital ...............      2,859,100     2,835,600
  Retained earnings ........................      4,062,900     3,652,000
  Less Treasury Stock at cost ..............       <191,400>     <193,100>
  Due from SECT ............................       <344,600>     <344,600>
       Total Stockholders' Equity ..........    $ 6,468,800   $ 6,032,400

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $23,336,400   $20,618,100

The accompanying notes are an integral part of these statements.

NOTE: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

                      QuesTech, Inc. and Subsidiaries

              CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                              Three Months Ended Sept. 30,
                                                   1997          1996

Revenues ..................................    $19,812,700   $20,377,600

Operating expenses
  Salaries, wages and employee benefits ...     10,186,800     8,563,500
  Other operating expenses ................      9,275,400    11,479,000

        Total operating expenses ..........    $19,462,200   $20,042,500

        Income from operations ............        350,500       335,100
  Other expense ...........................            --            --
  Interest expense ........................       <139,500>     <131,600>

        Earnings before income taxes ......    $   211,000   $   203,500

Provision for income taxes ................        <89,400>      <89,500>

        Net earnings ......................    $   121,600   $   114,000


Earnings per share:

    Primary ...............................    $       .08   $       .08
    Fully diluted .........................    $       .08   $       .08

Weighted average number of common shares outstanding:

    Primary ...............................      1,522,791     1,514,753
    Fully diluted .........................      1,522,791     1,517,746

The accompanying notes are an integral part of these statements.









                      QuesTech, Inc. and Subsidiaries

              CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                              Nine Months Ended Sept. 30,
                                                   1997          1996

Revenues ..................................    $58,986,400   $54,718,500

Operating expenses
  Salaries, wages and employee benefits ...     30,844,000    25,023,000
  Other operating expenses ................     26,935,500    28,624,500

        Total operating expenses ..........    $57,779,500   $53,647,500

        Income from operations ............      1,206,900     1,071,000

  Other expense ...........................            --            --
  Interest expense ........................       <493,400>     <369,900>

        Earnings before income taxes ......    $   713,500   $   701,100

Provision for income taxes ................       <302,600>     <308,500>

        Net earnings ......................    $   410,900   $   392,600


Earnings per share:

    Primary ...............................    $       .27   $       .26
    Fully diluted .........................    $       .27   $       .26

Weighted average number of common shares outstanding:

    Primary ...............................      1,514,549     1,516,246
    Fully diluted .........................      1,536,361     1,519,542

The accompanying notes are an integral part of these statements.


                       QuesTech, Inc. and Subsidiaries

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          Nine Months
                                                         Ended Sept. 30
                                                       1997          1996
Increase <Decrease> in Cash and Cash Equivalents

Cash flows from operating activities:
Net Earnings .................................... $   410,900   $   392,600
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
     Depreciation and amortization ..............     904,400       658,300
     Increase in fund values of non-qualifying
       assets under deferred compensation plans .    <132,400>     <160,100>
     Changes in assets and liabilities ..........     227,500     1,771,400
     Net cash provided by
       operating activities ..................... $ 1,410,400   $ 2,662,200

Cash flows from investing activities:
  Capital expenditures ..........................  <1,656,000>   <2,759,200>
  Other assets ..................................    <492,900>          --

     Net cash used in investing activities ...... $<2,148,900>  $<2,759,200>

Cash flows from financing activities:
  Increase in Line of Credit borrowings .........   1,199,500        10,500
  Cash proceeds from exercise of stock options ..      25,600       153,600
  Treasury stock transactions ...................         --         34,200
  Repayment of long-term debt ...................    <303,200>      <42,700>
  Repayment of indebtedness to related parties ..        <600>      <43,400>
  Repayment of other long-term debt .............     <79,800>      <56,600>

     Net cash provided by
       financing activities ..................... $   841,500   $    55,600

Net <decrease> in cash .......................... $   103,000   $   <41,400>
Cash, Beginning of period .......................      54,300       178,300

Cash, End of period ............................. $   157,300   $   136,900

     Cash payments for:
       Interest ................................. $   360,900   $   162,500
       Income taxes .............................     133,000       678,900

The accompanying notes are an integral part of these statements.

                       QuesTech, Inc. and Subsidiaries

        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                      Nine Months
                                                     Ended Sept. 30
                                                   1997         1996
Common Stock issued:

  Balance at January 1 ......................   $   82,500   $   78,900
  Exercise of employee stock options ........          300        3,600
    Balance at September 30 .................       82,800       82,500

Additional paid in capital:

  Balance at January 1 ......................    2,835,600    2,720,100
  Exercise of employee stock options ........       23,500       85,500
    Balance at September ....................   $2,859,100   $2,805,600

Retained Earnings:

  Balance at January 1 ......................    3,652,000    2,833,700
  Net Earnings ..............................      410,900      392,600
    Balance at September 30 .................   $4,062,900   $3,226,300

Cost of Treasury Stock:

  Balance at January 1 ......................     <193,100>    <227,300>
  Exercise of employee stock options ........        1,700       34,200
    Balance at September 30 .................   $ <191,400>  $ <193,100>

Due from SECT:
  Balance at January 1 ......................   $ <344,600>  $ <357,600>
  Exercise of employee stock options ........          --        13,000
    Balance at September 30 .................   $ <344,600>  $ <344,600>

Total Stockholders' Equity ..................   $6,468,800   $5,576,700




The accompanying notes are an integral part of these statements.




                      QuesTech, Inc. and Subsidiaries

                 Notes to Consolidated Financial Statements
                        September 30, 1997 and 1996
                                (Unaudited)


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

     In the opinion of management, the accompanying condensed financial statements reflect all necessary adjustments and reclassifications that are necessary for fair presentation for the periods presented. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the company's latest annual report to the Securities and Exchange Commission on Form 10-K. The results of operations for the three and nine-month periods ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year.

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

Inventories

     Inventories at September 30, 1997 consist of raw materials (plastics) stored at the Company's packaging plant in Newports News, Virginia. Valuation is based on the lower of cost or market, determined by the use of the first-in, first-out method.

Earnings Per Share

     Per share earnings are calculated based on weighted average shares. Dilutive common stock equivalents consist of previously granted stock options, with exercise prices between $4.00 and $7.50 per share. As of September 30, 1997, a total of 237,000 shares are subject to outstanding stock option agreements and if dilutive, are accounted for as common stock equivalents under the treasury stock method. The bid price of the Company's stock at September 30, 1997 was $7.25 per share. Shares held in the Company's Stock Employee Compensation Trust (SECT), although outstanding, are excluded from the base of the earnings per share.

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

                                                   Nine Months Ended
                                                     September 30
                                                   1997         1996

Revenues                                          100.00%      100.00%
Operating Expenses                                 97.95        98.04

Income from operations                              2.05%        1.96%
Other Expense                                                      --
Interest                                            <.84>        <.68>
Provision for income taxes                          <.51>        <.56>

     Net Earnings                                    .70%         .72%










                                                   Three Months Ended
                                                     September 30
                                                   1997         1996

Revenues                                          100.00%      100.00%
Operating Expenses                                 98.22        98.36

Income from operations                              1.78%        1.64%
Other Expense                                         --           --
Interest                                            <.71>        <.65>
Provision for income taxes                          <.45>        <.43>

     Net Earnings                                    .62%         .56%

     For the nine months ended September 30, 1997, the Company's revenues were $59 million, up 7.8% over the same period last year. Most of the growth was driven by continued funding on labor-intensive task order contracts within the government contracting business units, QuesTech Research Division ("QTRD") and QuesTech Service Company ("QTSC"). Revenues from pass-through costs in proportion to total revenues declined, when compared with the same period last year. Although most of the revenues continued to be provided by QTRD, QTSC's percentage share of revenues doubled compared to the same period last year. Sales from QuesTech Packaging, Inc. ("QTPI") consisted primarily of reimbursements for product development samples and were not material to the operations. Recently, it received an initial award of approximately $600,000 to perform on an Army Dual Use Appropriation Program ("DUAP"). The contract calls for the design, development and testing of a polymeric tray kit for the U.S. Army Soldier Systems Command. Sales are not expected to materialize until the fourth quarter. Additionally, QTPI was notified by a Fortune 500 company of the availability of funding for a proposed production contract, which if consummated, will generate additional sales in 1998. Consolidated operating expenses rose by 7.7% over the same period last year, primarily as a result of increased direct labor performance on government contracts. Income from operations was $1.2 million, up 12.7% over the same period last year. Margins were favorably impacted by reduced losses at QTPI and contract cost recoveries.

     For the quarter ended September 30, 1997, the Company had $19.8 million in revenues, down 2.77% from last year's third quarter as a result of reduced activities from materials-intensive contracts. Within the government contracting industry, revenues are commonly impacted by changes in the customers' resource requirements. Revenues and margins can fluctuate based on the mix of direct labor and materials required on contracts. Operating expenses for the third quarter ended September 30, 1997, declined 2.9%, when compared with the same period last year, with most of the decrease attributed to reduced contractual requirements for direct subcontracts and materials. At $350,500, income from operations for the third quarter this year, reflected a modest 4.6% increase over last year's quarter, as the Company benefited from improved margins on certain labor-intensive task order contracts.

     Despite the increased interest costs associated with the long-term financing of QTPI's plant equipment, pre-tax income showed some improvement at $211,000 and $713,500 for the third quarter and the nine months ended September 30, 1997, up 3.7% and 1.8% respectively when compared to the same periods last year.

     Net earnings were $121,600 and $410,900 for the quarter and the nine-month period, up 6.7% and 4.7%, respectively over comparable periods last year. Improved contract margins provided impetus to net earnings during the three months just ended.

LIQUIDITY AND SOURCES OF CAPITAL

     The following table sets forth certain financial data with respect to changes in the Company's liquidity and capital resources since December 31, 1996:

                             9/30/97       12/31/96      NET CHANGES

Working capital              $   831,500   $ 1,931,600     $<1,100,100>
Current assets                12,602,300    11,100,600       1,501,700
Current liabilities           11,770,800     9,169,000      <2,601,800
Working capital ratio (1)           1.07          1.21            <.14>

(1)  Current assets over current liabilities.

     During the nine months ended September 30, 1997, the Company's main sources of cash were cash flows from operations and borrowings against its line of credit facility. Funds from these sources were used to pay down long-term borrowings and to finance capital investments. Capital investments reflect the Company's continued commitment to leading edge technology in connection with the development of its wide area network and information systems. Additionally, the Company has acquired certain real estate associated with the recent relocation of certain of its key employees to the New Jersey facility. The relocation efforts were necessitated by the closing of the Vint Hill Farms base and the Company's utilization of available resources to support the follow-on Army contract ("TEFS") based at Fort Monmouth.

     Subsequent to the date of the financial statements, the Company lost a recompete of a major U. S. Army contract ("HTRD") which currently provides 10% of its total revenues. Efforts on the subject contract are expected to wind down by mid-year 1998. During the third quarter, the Company has stepped up B&P efforts and is actively pursuing large bids requiring its core competencies. Management is unable to provide assurance on the outcome of its efforts.

     Currently, management is exploring more favorable financing terms to reduce its interest cost on its borrowings.

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

BACKLOG

     The term "backlog" includes the aggregate contract revenues remaining to be earned at the stated time, to the extent of the value of the underlying contract award. Virtually all of the Company's backlog is expected to be completed within five years. The following table reflects the Company's funded and unfunded backlog as of September 30, 1997 and September 30, 1996.

                Funded Backlog                 Unfunded Backlog
                 September 30                    September 30
              1997          1996              1997          1996

          $26,288,900   $38,837,400      $359,803,400  $389,387,500

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




                                  PART II


Item 1.  Legal Proceedings

     The Company, including its subsidiaries, are not subject to any material pending legal proceedings, and none of the assets of the Company or its subsidiaries are subject to any such proceedings, other than routine litigation, if any, incidental to the business and against which the Company is either adequately insured, or which is not material.


Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits required in connection with this quarterly report on Form 10-Q are listed in the Exhibit Index following the signature page. Certain of such exhibits, which have heretofore been filed with the Securities and Exchange Commission and which are designated by reference to their exhibit numbers in prior filings, are incorporated herein as exhibits by such reference and made a part hereof.

         (b) No reports on Form 8-K were filed during the quarter ended September 27, 1997.

                              S.E.C. FORM 10-Q

                             September 30, 1997


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


                                               QUESTECH, INC.
                                                (Registrant)




Date:  ______________________           ________________________________
                                          Vincent L. Salvatori
                                          Chairman of the Board and
                                          Chief Executive Officer



Date:  ______________________           ________________________________
                                          Joseph P. O'Connell, Jr.
                                          Vice President and
                                          Chief Financial Officer





















                             INDEX TO EXHIBITS

                                                                Sequential
Exhibit No.      Description                                    page numbers

 3.3           Articles of Incorporation and Bylaws,
               filed on December 27, 1983 with the Company's
               Registration Statement on Form S-1 are
               incorporated herein by reference.                      *

 3.4           None.                                                  *

 3.9           None.                                                  *

10.a           Stock Option Plans.                                    *

10.a.i         1996 Stock Option Plan.                                *

10.a.ii        Stock Option Plan for Non-employee Directors.          *

10.b           Agreement dated between Vincent L. Salvatori
               and QuesTech.                                          *

10.c           Agreement dated between Gerald F. Mayefskie
               and QuesTech.                                          *

10.d           Confidential Settlement Agreement dated
               February 2, 1994 between William E. Bigler, Jr.
               and Jerome M. Raffel and QuesTech, Inc.
               (redacted in part).                                    *

10.e           Confidential Settlement Agreement with Oscar E.
               Hayes, dated August, 1995.                             *

10.t           Amended Loan and Security Agreement between the
               Company and Signet Bank of Virginia dated
               May 31, 1997.                                          *

11             Statement Re: Computation of Earnings Per Share       17

27             Financial Data Schedule                               18




*Previously filed, incorporated herein by reference.