Form 10-Q/A
period 1997-09-30
QUESTECH INC
filed 1997-11-06
CIK 737033

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549
                             _________________
                                 Form 10-Q/A

[X]Quarterly Report, Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Quarterly Period Ended September 30, 1997, or

[ ] Transition Report, Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Transition Period _____ to_____

                       Commission File Number 0-13390
                             _________________

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

                      QuesTech, Inc. and Subsidiaries

              CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)


                                              Three Months Ended Sept. 30,
                                                   1997          1996

Revenues ..................................    $19,819,400   $20,377,600

Operating expenses
  Salaries, wages and employee benefits ...     10,412,800     8,563,500
  Other operating expenses ................      9,003,600    11,479,000

        Total operating expenses ..........    $19,416,400   $20,042,500

        Income from operations ............        403,000       335,100
  Other expense ...........................            --            --
  Interest expense ........................       <195,900>     <131,600>

        Earnings before income taxes ......    $   207,100   $   203,500

Provision for income taxes ................        <87,900>      <89,500>

        Net earnings ......................    $   119,200   $   114,000


Earnings per share:

    Primary ...............................    $       .08   $       .08
    Fully diluted .........................    $       .08   $       .08

Weighted average number of common shares outstanding:

    Primary ...............................      1,522,791     1,514,753
    Fully diluted .........................      1,522,791     1,517,746


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

                                                   Nine Months Ended
                                                     September 30
                                                   1997         1996

Revenues                                          100.00%      100.00%
Operating Expenses                                 97.95        98.04

Income from operations                              2.05%        1.96%
Other Expense                                                      --
Interest                                            <.84>        <.68>
Provision for income taxes                          <.51>        <.56>

     Net Earnings                                    .70%         .72%











                                                   Three Months Ended
                                                     September 30
                                                   1997         1996

Revenues                                          100.00%      100.00%
Operating Expenses                                 97.97        98.36

Income from operations                              2.03%        1.64%
Other Expense                                         --           --
Interest                                            <.99>        <.65>
Provision for income taxes                          <.44>        <.43>

     Net Earnings                                    .60%         .56%


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


     For the quarter ended September 30, 1997, the Company had $19.8 million in revenues, down 2.7% from last year's third quarter as a result of reduced activities from materials-intensive contracts. Within the government contracting industry, revenues are commonly impacted by changes in the customers' resource requirements. Revenues and margins can fluctuate based on the mix of direct labor and materials required on contracts. Operating expenses for the third quarter ended September 30, 1997, declined 3.1%, when compared with the same period last year, with most of the decrease attributed to reduced contractual requirements for direct subcontracts and materials. At $403,000, income from operations for the third quarter this year, reflected a 20.3% increase over last year's quarter, as the Company benefited from improved margins on certain labor-intensive task order contracts.


     Despite the increased interest costs associated with the long-term financing of QTPI's plant equipment, pre-tax income showed some improvement at $207,100 and $713,500 for the third quarter and the nine months ended September 30, 1997, up 1.8% for each respective period when compared to the same periods last year.


     Net earnings were $119,200 and $410,900 for the quarter and the nine-month period, up 4.6% and 4.7%, respectively over comparable periods last year. Improved contract margins provided impetus to net earnings during the three months just ended.


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