Form 10-K405
period 1997-12-31
QUESTECH INC
filed 1998-03-06
CIK 737033

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549
                                      FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997
                                          OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________

                             Commission file number 2-88617

                                    QuesTech, Inc.
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)

           Virginia                                  54-0844913
-------------------------------                    ----------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

 7600-A Leesburg Pike,Falls Church, Virginia         22043
 -------------------------------------------       ----------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code  (703) 760-1000

            Securities registered pursuant to Section 12(b) of the Act:
                                        None

             Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock (par value $.05 per share)
                       ---------------------------------------
                                   (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X      No
                                                    -----       -----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.   [ X ]

     Aggregate market value of Common Stock held by non-affiliates of the registrant at February 13, 1998 -- approximately $6 million.

      Number of shares of Common Stock outstanding on February 13, 1998 -- 1,618,557 shares.

                         DOCUMENTS INCORPORATED BY REFERENCE

     Documents of Registrant                  Form 10-K Reference Locations
-----------------------------------           -----------------------------
Portions of the Registrant's 1997
  Consolidated Financial Statements
  and Notes thereto                                 Part I, II and IV
Portions of Registrant's 1998
  Proxy Statement                                   Part III

                                        PART I


Item 1.  BUSINESS

Introduction

     QuesTech, Inc. (the Company), provides a broad spectrum of scientific, engineering, research, management and support services, primarily for defense and national security applications and, to a lesser extent, for general industrial and commercial applications. The Company's systems engineering and related services include signal and information processing and analysis, program management and logistics services, electronic and information warfare design and analysis, and related information technology, computer software, and systems integration and industrial analysis. A major portion of the Company's 1997 revenue was derived from competitively awarded contracts with
U. S. Government clients, primarily agencies of the Department of Defense and the national security community.

     The Company was incorporated as Quest Research Corporation under the laws of the Commonwealth of Virginia on December 31, 1968. Its name was changed to QuesTech, Inc. on August 26, 1981. Since its inception, the Company has provided its customers with leading edge systems and services designed for highly specialized applications. The Company believes that the application-specific knowledge it has developed, together with its recognized name in the industries it serves, represent significant assets of the Company in a highly competitive environment.

Industry Segments

     The Company currently operates in two industry segments: government contracting and commercial. The government contracting segment consists of furnishing scientific, engineering, research, management and support services primarily to defense and intelligence agencies of the United States Government. The commercial segment consists of furnishing such services to non-governmental entities and the design, manufacture and sale of plastic containers. The revenue, operating profit (or loss) and assets employed in support of each segment are set forth in Note J of the attached Notes to the Company's Consolidated Financial Statements for the year ending December 31, 1997; which Note J is hereby incorporated herein by reference.

Description of the Business

     The Company conducts its operations through four principal operating units, each of which possesses a distinct set of skills and is focused on a specific customer base, as follows: QuesTech Research Division ("QTRD") and QuesTech Service Company ("QTSC"), both of which are engaged primarily in the government contracting segment of the business, and QT Information Sciences Corportion ("QTISC") and QuesTech Packaging, Inc. ("QTPI"), both of which are engaged primarily in the commercial segment.

QuesTech Research Division

     QTRD performs engineering services beginning with concept formulation and system design and continuing through engineering, technical and program management. In addition, QTRD acts as a research and development resource for its customers which consist primarily of agencies of the Department of Defense ("DOD") and the national security community. Occasionally QTRD provides similar engineering services to commercial customers as a subcontractor to its sister company, QTISC. QTRD's activities include:

- Signal and Information Processing and Analysis: QTRD provides services and designs systems for the extraction, processing and analysis of meaningful intelligence information from electromagnetic signals (generally through computer collection, transformation, manipulation, decoding and interpretation of signals).

- Intelligence and Electronic Warfare: Through analysis, modeling and simulation, rapid prototyping and customer support, broad technical expertise in signals analysis, data fusion, automatic target recognition, RF collection, lasers, infrared, radar and visible sensors, QTRD supports customer needs in the areas of intelligence and electronic warfare and sensor systems. Extensive systems integration experience results in timely transition of advanced technology to demonstrable and fielded equipment.

- Software Engineering: QTRD participates in the design and implementation of defense and national security related software packages for use in a wide variety of computers and special purpose military processors; including development of special applications packages and real-time operational software and designing, validating and verifying complete turn-key systems.

- Modeling and Simulation: QTRD develops software, using digital, analog and hybrid designs, to simulate a broad range of military problems; including design of war games ranging from detailed simulation of missile seekers to full battlefield campaign models.

- Command, Control and Communications: QTRD provides a wide array of services with respect to the design and evaluation of special purpose commmunications and related systems; including design and evaluation of low vulnerability and low probability of intercept systems, interface analysis, test methodologies development, evaluation of the performance of countermeasures and counter-countermeasures, communication system vulnerability and spread spectrum analysis and simulation of the performance of complex interconnected communications systems.

- Management and Logistics: QTRD assists the Army, Navy and Air Force in managing weapons systems acquisition programs by preparing documentation, providing data management and configuration control, analyzing costs and developing technical evaluation criteria.

- Information Assurance: QTRD develops, integrates and demonstrates systems and capabilities that deny, disrupt and exploit modern command, control and information systems. In addition, QTRD applies its expertise to assess the vulnerability of these systems and to develop techniques and tools that provide protection from threat attacks.

     QTRD's business is primarily derived from competitively awarded contracts with agencies of the United States Government. QTRD may receive work under such contracts either as prime contractor (directly from a U.S. Government agency) or a subcontractor (indirectly under a subcontract or purchase order from a company that is a prime contractor to a U.S. Government agency). Such contracts and subcontracts/purchase orders may be cost reimbursable, time and materials or fixed price. Most of QTRD's contracts and subcontracts/purchase orders are usually cost reimbursable or time and materials, which means, among other things, that the Company's costs will be reimbursed as incurred; subject to incurred cost audits in which the Government may from time to time disallow certain claimed costs. These contracts and subcontracts/purchase orders are also generally subject to termination at the convenience of the Government. If so terminated, the Company may be entitled to receive payment for work completed and allowable termination costs. Whether the occurrence of any such termination would have an adverse effect upon the Company would depend upon the particular contract and the nature of the termination.

QuesTech Service Company

     QTSC provides a variety of field engineering and technical services, including electronic equipment and system installation, testing and maintenance (including command and control center electronic maintenance), computer software maintenance, test range support services (including test monitoring and operations and maintenance), and program support services, such as system analysis, integrated logistics support, equipment procurement, failure analysis, maintenance provisioning, field inspections and training. Its personnel may be deployed as required to customer facilities throughout the world. Its customers consist primarily of the same agencies of the Department of Defense ("DOD") and the national security community as QTRD and its business is likewise derived primarily from the same type of competitively awarded contracts as are described under the QTRD description of business.

QuesTech Packaging, Inc.

     QTPI is a Virginia corporation which was incorporated on January 17, 1996 for the purpose of commercializing the patented scrapless, melt-phase thermoforming technology developed by its predecessor, QuesTech Ventures, Inc., which was dissolved in 1996. QTPI designs and manufactures plastic containers utilizing its patented process and custom-designed manufacturing equipment. Prospective customers for QTPI products include virtually all high volume users of plastic containers, such as sellers of food, drink, medicines, etc.

     Virtually every product that QTPI sells is designed to meet the specific requirements of a particular customer. For this reason, there is a substantial lead time between the initial expression of interest by a potential customer and the sale of commercial quantities of a product.
Before commercial quantities of a container can be produced, QTPI will perform some or all of the following tasks: design the container, select an appropriate material, produce one or more test batches, perform extensive testing and undertake one or more production runs.

QT Information Sciences Corporation

     QTISC was incorporated on November 20, 1996 as a wholly owned subsidiary of QuesTech for the purpose of bringing QuesTech's extensive corporate knowledge and experience in Information Security to the commercial community.
 Drawing on lessons learned by QuesTech in over 30 years of related work for the Department of Defense and other Federal customers, QTISC developed a line of products and services uniquely attuned to the Information Security needs of corporations throughout the world. QTISC is able to design secure network architectures, conduct vulnerability analyses employing network penetration tools used by hackers and others interested in unauthorized entry into a system, help companies prepare sound security procedures and practices, and conduct a wide variety of professional training courses and seminars. As authorized by the National Computer Security Association (NCSA), QTISC also conducts Web Site Certifications.

     Industrial and commercial operators of large and/or mission critical information systems (such as utilities, banks, etc.) are targeted customers. QTISC plans to offer its services on the basis of usual and customary commercial terms, which will be negotiated with customers on a case-by-case basis.

Intellectual Property

     The Company applies for patent, copyright and trademark (service mark) protection when it believes that the expense of doing so is justified. The Company currently has seven U.S. patents, with three U.S. applications pending, and approximately 40 foreign patents, with two foreign applications pending. The Company attempts to protect its intellectual property by legal action where it feels such action is warranted. The Company also relies on a combination of trade secret and other intellectual property law, nondisclosure agreements and other protective measures to establish and protect its proprietary rights in its intellectual property. However, there can be no assurance such efforts will be successful, or that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets.

     Although the Company may occasionally obtain rights to the intellectual property of others under license, the Company is not a licensee of any intellectual property material to the conduct of its business. In addition, the Company occasionally grants to others rights under certain of its intellectual property when deemed to be in the best interests of the Company.

Customers

     Products and services offered by the Company are sold primarily to defense and intelligence agencies of the United States Government and to a lesser extent to users of plastic packaging for general consumer purposes.
In 1997, approximately 43% of the Company's revenue was derived from the TEFS (Technical Engineering Fabrication Support) contract with the U.S. Department of the Army. It is expected that approximately the same percentage of the Company's revenue for 1998 will be derived from this contract.

Backlog

     Set forth in the table below is the Company's funded and unfunded backlog as of December 31, 1997 and December 31, 1996:

                Funded Backlog                Unfunded Backlog
                 December 31,                    December 31,
              -----------------               -----------------
              1997         1996               1997         1996
              ----         ----               ----         ----

         $ 29,728,800  $ 38,608,600     $335,643,200  $367,148,200

     "Backlog" is the aggregate contract revenues remaining to be earned under written contracts as of the stated date. "Funded backlog" is that portion which is covered by funding appropriations to and allotments by the procuring agencies. "Unfunded backlog" is that portion of backlog equal to the backlog less the funded backlog. Although there can be no assurance that unfunded backlog will become funded backlog, historically a majority of the Company's unfunded backlog has eventually been converted into funded backlog.

Competition

     The markets for the Company's products and services are highly competitive. In the government contracting segment, the Company's competitors include large diversified firms having greater financial resources and larger technical staffs as well as smaller firms which are highly qualified in certain specialized areas and which may be able to offer lower prices and/or which may receive beneficial treatment under various government programs for small and disadvantaged businesses. In addition, the Government's in-house resources, as well as federally sponsored, not-for-profit research centers frequently compete with the Company. As the Government has reduced its defense spending and simultaneously tended to bundle information technology procurements into larger contracts, competition for the resulting smaller number of larger contracts has intensified despite effects of increasing propensity of the government to buy services via indefinite delivery/indefinite quantity

(IDIQ) contract awarded simultaneously to many firms who must then compete for tasks.

     In the information technology portion of the commercial business segment, the Company's competitors include many of the same large and small firms with which it competes in the government contracting segment. In the plastic container portion of the commercial business segment, the Company's competitors include numerous large and small firms that produce plastic containers utilizing different manufacturing processes and/or different types of plastics, as well as producers of metal and paper containers.

     In both segments the Company believes that its products and services compete favorably with those of its competitors. To remain competitive over the long term, the Company must continue to position itself to respond rapidly to changes in packaging and information technology, as well as changes in Government procurement practices and, among other factors, successfully retain qualified technical personnel.

Personnel

     The Company and its subsidiaries, as of December 31, 1997, had approximately 636 employees on a regular full-time and part-time basis.

     The nature of the services provided by the Company requires the employment of large numbers of professional and technical personnel, including engineers, analysts, scientists, computer software specialists, computer programmers and skilled technicians. The Company's future success will depend to a substantial extent on its ability to continue to attract and retain qualified personnel.

Foreign and Domestic Operations, Export Sales

     During the years December 31, 1997, 1996 and 1995, the Company has conducted all of its operations in the United States and has not had any material export sales.

Item 2.  PROPERTIES

     The Company maintains [23] offices throughout the United States, the locations of which are based principally on customer requirements, the principal ones being described below:

                                                      Approximate
        Location               Principal Use        Square Footage
        --------               -------------        --------------

Falls Church, Virginia        Administrative             26,000
Annapolis, Maryland           Administrative              3,000
San Diego, California         Engineering                11,000
Manassas, Virginia            Engineering                25,000
Wall, New Jersey              Engineering                 5,200




Fair Lakes                    Engineering                 8,500
Dayton                        Engineering                 6,400
Ballston                      Engineering                 5,200

The Company leases all of its facilities for terms of seven (7) years or less. Management believes that these facilities are adequate to serve the Company's needs in the foreseeable future.

Item 3.  LEGAL PROCEEDINGS

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1997, no matters were submitted to a vote of security holders.

                                       PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's common stock is traded on NASDAQ. Set forth below are the high and low selling prices1 for the Company's common stock for each full quarter of 1997 and 1996, during which such common stock has been publicly traded as reported by NASDAQ.


                 Period                        High         Low
                 ------                        ----         ---

         1st fiscal quarter - 1997             7.50         5.38
         2nd fiscal quarter - 1997             8.38         6.25
         3rd fiscal quarter - 1997             8.50         6.50
         4th fiscal quarter - 1997             8.13         6.50

         1st fiscal quarter - 1996             9.00         7.50
         2nd fiscal quarter - 1996             9.25         7.00
         3rd fiscal quarter - 1996             8.25         6.25
         4th fiscal quarter - 1996             8.00         7.25

     As of December 31, 1997 there were approximately 800 beneficial stockholders, including individuals and persons whose stock is held in street name by stockbrokers.

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

                                         Years Ended December 31,
                                 ----------------------------------------
                                 1997     1996     1995     1994     1993
                                 ----     ----     ----     ----     ----
Operations Statements Data:
(In thousands, except
 earnings/loss per share):
Revenues ....................  $78,476  $72,370  $57,951  $54,696  $52,649
Income from operations before
  other income[expense] and
  income taxes ..............    1,770    1,583    2,028    1,877    1,431

Charges arising from settle-
  ments of litigation .......      --       --       722      843    1,754

Interest expense ............      720      578      396      386      307

Earnings[loss] before income
  taxes .....................    1,050    1,005      910      648     [630]

Income taxes ................      405      186      390      328      345

Net earnings[loss] ..........      646      818      520      318     [286]

Earnings[loss] per common
  share and common equivalent
  share:
Basic EPS ...................  $   .45  $   .59  $   .39  $   .24  $  [.18]
Diluted EPS .................  $   .42  $   .54  $   .34  $   .23  $  [.18]

Weighted average number of
  shares outstanding:
   Basic ....................    1,439    1,395    1,349    1,346    1,567
   Diluted ..................    1,522    1,518    1,540    1,411    1,567

                                         Years Ended December 31,
                                 ----------------------------------------
                                 1997     1996     1995     1994     1993
                                 ----     ----     ----     ----     ----
Balance Sheet Data:

Total Assets ................  $23,969  $20,618  $16,424  $15,759  $17,610
Long-term obligations .......    1,528    1,722      156      213      274
Indebtedness to related
  parties ...................    1,543    1,417    1,322    1,189    1,281
Accrued postretirement
  benefit cost ..............    1,577    1,267    1,161      977    1,091
Other long-term obligations .      894    1,011    1,137      831      884
Stockholders' equity ........  $ 6,704  $ 6,032  $ 5,048  $ 4,653  $ 4,335

Quarterly Results of Operations (Unaudited)
(In thousands of dollars, except per share amounts)

                                March 31  June 30  September 30  December 31
                                --------  -------  ------------  -----------
Net Sales:
   1997 ......................  $19,813   $19,354    $19,819       $19,490
   1996 ......................   14,507    19,834     20,378        17,651
Gross Profit:
   1997 ......................      350       453        403           564
   1996 ......................      305       431        335           512
Income Taxes (Benefit):(a)
   1997 ......................       89       125         88           103
   1996 ......................       87       132         90          [123]
Net Income:
   1997 ......................      122       170        119           235
   1996 ......................      111       168        114           425
Basic Earnings
  Per Common Share:(b)
   1997 ......................      .08       .12        .08           .16
   1996 ......................      .08       .12        .08           .30
Diluted Earnings
  Per Common Share:(c)
   1997 ......................      .08       .11        .08           .15
   1996 ......................      .07       .11        .08           .29

   (a) The income tax benefit for the three months ended December 31, 1996 included a benefit of $130,600 for certain one-time adjustments related to depreciation.

(b),(c) Earnings per share (basic and diluted) are calculated based on the requirements of SFAS 128, which replaced primary EPS with basic EPS. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15. In complying with the requirements of SFAS 128, the Company has restated previously reported quarterly data.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS: 1997 Compared With 1996

REVENUES

     For 1997, the Company's consolidated revenues were $78.5 million, up 8% over the prior fiscal year. Most of the revenue growth was provided by the government contracts segment as a result of new contract awards and existing contracts which received additional funding. The Company's ability to achieve higher direct labor utilization and increased direct labor staffing were additional drivers of revenue growth in 1997.

Government Contracts Segment

     For 1997, the Company's revenues grew by $6 million compared to 1996, of which $4 million is attributable to the QTSC unit of the government contract segment. QTSC's revenues have increased over the last three years due to new contract awards. Its recent awards include contracts requiring core competencies in video graphics production and technical and engineering acquisition support.

     The QTRD unit of the government contract's segment continues to account for the most significant portion of the Company's revenues. QTRD's revenue growth for 1997 increased by 2% over 1996 and was due primarily to increased direct labor. Recently, QTRD was unsuccessful in a bid to retain a major contract which accounted for 8% of the 1997 revenues. This has contributed to a reduction in the Company's backlog as of the end of 1997, when compared to the end of 1996.

Commercial Segment

     For 1997, commercial segment sales consisted primarily of sales by QTPI, including reimbursable costs arising under a contract with the U.S. Army Soldier Systems Command and reimbursable pre-production costs under a new production contract with a Fortune 100 Company. Full-scale production under the latter contract will not commence until March, 1998. Sales of $677,100 during 1996 were in fulfillment of an initial supply contract which has since ended.

     QTISC, which was formed in late 1996, reported 1997 sales which were not material to the operations.

OPERATING EXPENSES

     Operating expenses for 1997 were $76.7 million, or 97.7% of revenues, compared to $70.8 million, or 97.8% of revenues for 1996. Of these amounts, salaries, wages and employee benefits accounted for 54% of revenues for 1997, compared to 49% for 1996. Labor cost increases resulted from increased direct labor requirements in connection with the Company's various task order contracts. Other operating expenses declined to 45% of revenues for 1997, compared to 50% for 1996. The decline for 1997 when compared to 1996 was due primarily to reduced pass-through costs under government contracts, a reduction in QTPI's cost of operations and a reduction in certain reserves.

INCOME FROM OPERATIONS

     Income from operations for 1997 was $1.8 million compared to $1.6 million for 1996, and remained at approximately 2% of revenues in each year. For 1997, growth in income from operations was offset by certain nonrecurring costs which impacted operating margins. These costs included those associated with:

- the base closing of Vint Hill Farms Station (Virginia) and subsequent relocation of contract efforts to Fort Monmouth, New Jersey. Related costs included: employment guarantees for employees in transition, relocation of key employees, and recruitment of replacement employees;

-    increased bid, proposal, and business development activities;

- recruiting technical and administrative staff during tight labor market conditions;

- expansion of office facilities in the Northern Virginia area and Wall, New Jersey to accommodate increased employee staffing and to ensure close proximity to customers.

- depreciation of newly acquired personal computers, servers, and project accounting software and other capitalized costs to support the Company's information systems and wide area network.

INTEREST EXPENSE

     Interest expense for 1997 was $719,800, up 25% from 1996, due to increased line of credit borrowings to fund working capital requirements and from interest charges associated with the capital lease on manufacturing equipment. The capital lease was consummated in late 1996 and therefore did not impact interest in either 1996 or 1995.

INCOME TAXES

     During each of the last three years, state income tax, net of the federal income tax benefit, diminished in significance as a component of the effective income tax rate. During 1996, the Company benefited from a tax loss associated with an investment in a foreign subsidiary and changes in depreciation methods. See Note E of the financial statements.

NET EARNINGS AND EARNINGS PER SHARE

     The Company's 1997 basic earnings per share were $.45 ($.42, diluted) on net earnings of $645,900 compared to $.59 ($.54, diluted) on 1996 net earnings of $818,300. The earnings per share calculation in 1996 and 1995 have been restated, based on the provisions of a newly issued accounting standard, SFAS 128, "Earnings per Share." See Note A14 of the Financial Statements.

FINANCIAL CONDITION

     During 1997, cash used by operations was $851,400, with a significant portion of this amount used primarily to finance the growth in receivables. The accounts receivable balance increased by $3.4 million during 1997, as a result of delays in contract funding and overall increases in revenues. During 1996, the increase in receivables amounted to less than half of the 1997 increase, thereby contributing to cash flows of $955,300 provided by operations.

     The Company used $1.5 million for investing activities, consisting primarily of capital expenditures for the purchase of personal computers, servers, and software applications to enhance the Company's wide area network, information and accounting systems. Management expects to complete its internal system development efforts by mid-1998. In addition, the hiring of new employees and the expansion of office facilities necessitated the purchase of additional personal computers, office equipment and furniture. During 1996, the Company's capital expenditures of $3.8 million were used primarily for enhancement of the production facility of QTPI in Newport News, Virginia. No significant capital projects are planned in 1998.

     The Company relied principally on its line of credit facility to finance its operations and capital expenditures. Cash flows provided by financing activities were in excess of $2.0 million during 1997 and 1996 and consisted primarily of increased borrowings under the line of credit facility and proceeds from a capital lease, respectively. Management recently renegotiated its credit agreement to allow it to have the option to borrow at the prime rate or LIBO based (London Interbank Offered) rate, thereby potentially reducing interest costs. Additionally, management is exploring debt and equity financing options to support QTPI's investment and working capital requirements.

     Management believes that its line of credit facility will be sufficient during 1998 to fund expected capital expenditures, working capital needs, and other cash requirements.

FORWARD-LOOKING STATEMENTS

     Management's discussion and analysis of the results of operations and financial conditions and other sections of this Form 10-K may contain forward-looking statements on the Company's outlook for the future. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain factors could cause actual results to differ materially from the statements. These factors include the Company's ability to attract and retain key personnel, particularly those involved in technical efforts; interest rate levels; changes in technology; the potential impact of industry consolidation; and the Company's ability to successfully exploit its commercial packaging technology.

Year 2000 Issue

     Management has undertaken an investigation of whether the Company will be adversely impacted by the issue of whether its systems are Year 2000 compliant. Based on this review, management has determined that a material adverse impact on the Company's financial statements is unlikely.

Outlook

     Over the last few years, the federal government has moved from specific contracts to very general IDIQ (indefinite delivery/indefinite quantity) contracts. These contracts provide the winning bidder the right to market its products and services rather than a commitment from the purchasing agency to buy through the contract. This has made buying services and products easier for the federal government, but it has contributed to additional competitive pressures already heightened due to appropriation cutbacks. As a result, pressures on near-term profits in the industry have increased as companies build sales and marketing infrastructures to capture business.

     Several segments within the industry, such as the area of application programming and information technology (IT), will provide growth opportunities for contractors. In addition to the expanding demand for IT services by the federal government, commercial demand for IT services is dramatically increasing. The increased demand is characterized by the need for government and the commercial sectors to focus on the Year 2000 date problem. Profit margins tend to be stable-to-higher in the area of information technology due to strong demand and scarce resources.

     Management believes the Company is well poised to meet the challenges presented by the changing market, as many of its products and services are related to information technology.

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

Taxes

     The Company's 1996 effective tax rate declined to 18.5% from 42.9% during 1995. The decrease in tax rate resulted from a tax benefit arising from non-recurring adjustments to deferred taxes associated with depreciation and other favorable tax deductions.

Net Earnings

     For 1996, basic and diluted earnings per share were $.59 and $.54 on earnings of $818,300; these amounts reflected a 51% and 59% increase over per share earnings of $.38 and $.34 (basic and diluted restated) during 1995.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of the Company together with the report thereon of Grant Thornton LLP, dated February 6, 1998, and all Notes to such Consolidated Financial Statements are hereby incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants on accounting and financial disclosure required to be reported herein.

                                      PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information set forth under the caption "Election of Directors" on pages 2 and 3 of the definitive 1998 Proxy Statement of the Registrant to be furnished to shareholders in connection with its Annual Meeting to be held on May 15, 1998 (the "1998 Proxy Statement) with respect to the name of each nominee or director, his age, his positions and offices with the Registrant, his business experience, his directorships in other public companies, his service on the Registrant's Board of Directors and certain of his family relationships and information set forth under the caption "Stock Ownership of the Company's Directors, Nominees and Executive Officers" on pages 13 and 14 of the 1998 Proxy Statement with respect to Section 16 matters is hereby incorporated herein by reference.

     Officers of the Registrant are elected annually by the Board of Directors at the meeting of the directors immediately following the annual meeting of shareholders. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected. Information with respect to Executive Officers of the Registrant is set forth below:

     Vincent L. Salvatori, age 65, has served as Chief Executive Officer of the Company since October, 1988. He has been a director of the Company since January 1968.

     Gerald F. Mayefskie, age 57, has served as President of the Company since 1991. He has been a director of the Company since May, 1990.

     William M. Fairl, age 49, has served as Senior Vice President of the Company since May, 1996. From January, 1995 to May, 1996 he served as Vice President-Group Manager of the Company and from December, 1988 to January, 1995 he served as Senior Computer Scientist with the Company.

     Joseph P. O'Connell, Jr., age 53, has served as Vice President and Chief Financial Officer of the Company since March, 1989.

     Joe W. Rigby, age 57, has served as Senior Vice President of the Company since August, 1996. For more than 30 years prior to August, 1996 he served in progressively more responsible positions in the United States Army, retiring in 1996 with the rank of Major General.

     Michael P. Rivera, age 51, has served as Vice President, General Counsel and Secretary of the Company since September, 1997. From December, 1988 until July, 1997, he served as Vice President, General Counsel and Secretary to Union Switch & Signal, Inc.

     Michael Stankosky, age 54, has served as Senior Vice President of the Company since April, 1997. From April, 1992 to April, 1997 he served as Vice President, U.S. and International Business Development, of Science Applications International Corporation.

     Douglas Wood, age 53, has served as Senior Vice President of the Company since August, 1997. From January, 1992 to August, 1997 he served as Director, United States Army, CECOM, Intelligence and Electronic Warfare Directorate.


Item 11.  EXECUTIVE COMPENSATION

     Information with respect to remuneration of executive officers and directors, and certain other matters set forth in the 1998 Proxy Statement
(i) under the caption "Compensation of Officers and Directors" on pages 7, 8, and 9 thereof and (ii) under the caption "Compensation Committee Interlocks and Insider Participation" on page 10 thereof is, to the extent such information is required by Item 402 of Regulation S-K, hereby incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to security ownership of (i) persons who beneficially own 5% or more of the outstanding shares of the Registrant's common stock, (ii) directors, nominees and named executive officers individually and (iii) directors, nominees and executive officers as a group set forth in the 1998 Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management" on pages 13 and 14 thereof is, to the extent such information is required by Item 403 of Regulation S-K, hereby incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to relationships and related transactions between the Registrant and any director, nominee for director, executive officer, security holder owning 5% or more of the Registrant's voting securities, any member of the immediate family of any of the above or certain persons to whom such persons are related, as set forth in the 1998 Proxy Statement under the caption "Compensation Committee Interlocks and Insider Participation" on page 10 thereof is, to the extent such information is required by Item 404 of Regulation S-K, hereby incorporated herein by reference.

                                       PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

a.        The following documents are filed as part of this report:

                                                     Page In
                                                   Consolidated     Page
                                                    Financial      In This
                                                    Statements*    Report
                                                   ------------    -------

(1)  Consolidated Financial Statements as of
     December 31, 1997:

     Report of Independent Accountants                   3            --
     Consolidated Balance Sheet at December 31,
       1997 and 1996                                   4,5            --
     Consolidated Statement of Earnings for
       the Years Ended December 31, 1997,
       1996 and 1995                                     6            --
     Consolidated Statement of Cash Flows for
       the Years Ended December 31, 1997,
       1996 and 1995                                   9,10           --
     Notes to Consolidated Financial State-
       ments -- December 31, 1997, 1996 and
       1995                                           11-42           --

     *Incorporated by reference from the
     indicated pages of the 1997 Consoli-
     dated Financial Statements

(2)  Financial Statement Schedules:

     II.  Valuation and Qualifying Accounts              44           --

     All other schedules are omitted because
     they are not applicable or the required
     information is shown in the financial
     statements or notes thereto.

b.   No reports on Form 8-K have been filed
     during the last quarter of 1997.                                 --

c.   The exhibits filed as part of this report
     and exhibits incorporated herein by refer-
     ence to other documents are listed in the
     Index to Exhibits to this Annual Report on
     Form 10-K.                                                       --




d.   The financial statement schedules required
     to be filed as part of this report are
     listed under a.(2) above.                                        --

     With the exception of the information herein expressly incorporated by reference, the 1998 Proxy Statement is not deemed filed as part of this Report on Form 10-K.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     QuesTech, Inc.


Date:  March 6, 1998             By: /s/ Vincent L. Salvatori
       -------------                 ------------------------
                                     Vincent L. Salvatori
                                     Chief Executive Officer and
                                     Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signatures                      Title                    Date


/s/ Vincent L. Salvatori       CEO and Chairman of       March 6, 1998
________________________       the Board (Principal      _____________________
Vincent L. Salvatori           Executive Officer)

/s/ Gerald F. Mayefskie        President,                March 6, 1998
________________________       Chief Operating Officer   _____________________
Gerald F. Mayefskie            and Director

/s/ Joseph P. O'Connell, Jr.   Chief Financial Officer   March 6, 1998
________________________       (Principal Financial and  _____________________
Joseph P. O'Connell, Jr.       Accounting Officer)

/s/ Vincent M. Russo                                     March 6, 1998
________________________       Director                  _____________________
Vincent M. Russo

/s/ Edward Broenniman                                    March 6, 1998
________________________       Director                  _____________________
Edward Broenniman

                                  INDEX TO EXHIBITS

                                                                Sequential
Exhibit No.      Description                                   page numbers
-----------      -----------                                   -------------

 3             Restated Articles of Incorporation                     *
               and Bylaws of the Registrant,
               incorporated by reference to Exhibit 3
               of the Registrant's Registration
               No. 2-88617

10.1           Officer and Managers Discretionary                     *
               Bonus Plan, as amended and restated,
               incorporated by reference to Exhibit
               10(d) of Registrant's Annual Report
               on Form 10-K for the period ended
               December 31, 1987

10.2           QuesTech Variable Deferral Plan                        *
               incorporated by reference to Exhibit
               10(k) of Registrant's Annual Report
               on Form 10-K for the period ended
               December 31, 1987

10.3           Limited Partnership Agreement with                     *
               respect to the Kitty Hawk Office
               Center incorporated by reference
               to Exhibit 10(v) of Registrant's
               Annual Report on Form 10-K for the
               period ended December 31, 1989

10.5           Amended QuesTech, Inc. Officers and                    *
               Managers Deferred Compensation Plan
               incorporated by reference to Exhibit
               10(t) of Registrant's Annual Report
               on Form 10-K for the period ended
               December 31, 1992

10.6           Lease dated November 24, 1993 between                  *
               Louis Esposito and the Registrant
               incorporated by reference to Exhibit
               10(x) of Registrant's Annual Report
               on Form 10-K for the period ended
               December 31, 1993

10.7           QuesTech, Inc. Stock Employee Compen-                  *
               sation Trust incorporated by reference
               to Exhibit 10(y) of Registrant's
               Annual Report on Form 10-K for the
               period ended December 31, 1993


               (a)  Amended and Restated Stock                        *
                    Employee Compensation Trust
                    incorporated by reference to
                    Exhibit 10(q) of Registrant's
                    Annual Report on Form 10-K for
                    the period ended December 31, 1995

10.8           1994 Incentive Stock Option Plan                       *
               incorporated by reference to
               Exhibit 10(aa) of Registrant's
               Annual Report on Form 10-K for the
               period ended December 31, 1994

               (a)  Amendment to 1994 Incentive Stock                 *
                    Option Plan dated November 15,
                    1995 incorporated by reference to
                    Exhibit 10(p) of Registrant's
                    Annual Report on Form 10-K for
                    the period ended December 31, 1995

10.9           Lease dated March 14, 1995 between John                *
               Hancock Mutual Life Insurance Company
               and the Registrant incorporated by
               reference to Exhibit 10(cc) of Regis-
               trant's Annual Report on the Form 10-K
               for the period ended December 31, 1994

10.10          Amended and Restated Loan and Security                 *
               Agreement between Signet Bank and the
               Registrant, dated June 3, 1996 incorp-
               orated by reference to Exhibit 10(r) of
               Registrant's Quarterly Report on Form
               10-Q for the period ended June 30, 1996

               (a)  Amendment No. 1, dated May 31, 1997               *
               1997, to the Amended and Restated
               Loan and Security Agreement between
               between Signet Bank and Registrant,
               incorporated by reference to
               Exhibit 10(t) of Registrant's
               Quarterly Report on Form 10-Q for
               the period ended June 30, 1997

               (b)  Amendment No. 2, dated December 23,             28-51
               1997, to the Amended and Restated
               Loan and Security Agreement between
               Signet Bank and Registrant


10.11          Equipment Lease between General                        *
               Electric Capital Corporation and
               Registrant, dated October 24, 1996
               incorporated by reference to Exhibit
               10(x) of Registrant's Quarterly Report
               on Form 10-Q for the period ended
               September 30, 1996

10.12          1996 Incentive Stock Option Plan dated                 *
               May 24, 1996, incorporated by reference
               to Exhibit 10(a)(i) of Registrant's
               Annual Report on Form 10-K for the
               ended December 31, 1996

               (a)  Amendment No. 1, dated March 15,                 52
                    1997, to 1996 Incentive Stock
                    Option Plan

10.13          Stock Option Plan for Non-employee                     *
               Directors, dated November 1, 1996,
               incorporated by reference to Exhibit
               10(a)(ii) of Registrant's Annual
               Report on Form 10-K for the period
               ended December 31, 1996

10.14          Sixth Amended Employment Agreement                   53-81
               between Vincent L. Salvatori and
               Registrant, dated November 24, 1997

10.15          Third Amended Employment Agreement                   82-87
               between Gerald F. Mayefskie and
               Registrant, dated November 17, 1997

10.16          First Amendment to Deed of Lease                     88-106
               between John Hancock Mutual Life
               Insurance Company and the Registrant,
               dated December 31, 1997

11             Statement Re: Computation of per share                38**
               earnings incorporated by reference to
               Note I to Registrant's Consolidated
               Financial Statements for the year
               ended December 31, 1997

21             Subsidiaries of the Registrant                       107

27             Financial Data Schedule                              108

 * Previously filed; incorporated herein by reference.
** Page in Consolidated Financial Statements for the year ended December 31, 1997.

Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act

The registrant shall furnish to the Commission, its annual report to security holders covering the registrant's last fiscal year, and the proxy statement, form of proxy, or other proxy soliciting material sent to more than ten of the registrant's security holders with respect to its 1998 Annual
Stockholders' Meeting.