Form 10-Q
period 1998-03-31
QUESTECH INC
filed 1998-05-08
CIK 737033

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549
                               ---------------
                                  FORM 10-Q

[X] Quarterly Report, Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the Quarterly Period Ended March 31, 1998, or

[ ] Transition Report, Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Transition Period _____ to ______

                       Commission File Number 2-88617

                            QuesTech, Inc.
           (Exact name of Registrant as specified in its charter)

                            --------------

          Virginia                                   54-0844913
--------------------------------        ------------------------------------
(State or other jurisdiction of         (IRS Employer Identification Number)
 incorporation or organization)

7600-A Leesburg Pike,
Falls Church, Virginia                                  22043
--------------------------------            ------------------------------
(Address of principal executive offices)              (Zip code)

                                (703) 760-1000
                                --------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X      No
                                 -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock, $0.05 par value                    1,916,004
        -----------------------------                 ------------------
                    Class                             Outstanding as of
                                                      April 30, 1998

                       QuesTech, Inc. and Subsidiaries

                                  Form 10-Q
                    For the Quarter Ended March 31, 1998

                                  I N D E X





                                                            Page No.
                                                            --------
PART I.   Financial Information

  Item 1  Financial Statements

     CONDENSED CONSOLIDATED BALANCE SHEET                       2

     CONSOLIDATED STATEMENTS OF EARNINGS                        4

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS            5

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY            6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 7

  Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations         9

PART II.  Other Information

  Item 1  Legal Proceedings                                    12

  Item 6  Exhibits and Reports on Form 8K                      12

Officers' Signatures                                           13

Index to Exhibits                                              14


                       QuesTech, Inc. and Subsidiaries

                    CONDENSED CONSOLIDATED BALANCE SHEET

                                  ASSETS

                                                 Mar. 31       Dec. 31
                                                   1998          1997
                                                 --------      --------
                                               (Unaudited)     (Audited)
                                               -----------     ---------
CURRENT ASSETS
  Cash and cash equivalents ................   $   111,600   $   108,500
  Accounts receivable ......................    14,266,300    13,002,000
  Inventories ..............................       116,500        69,200
  Prepaid expenses and other ...............       279,400       165,300
  Deferred income taxes ....................       239,500       239,500
                                               -----------   -----------

       Total current assets ................   $15,013,300   $13,584,500
                                               -----------   -----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS - at
  cost less accumulated depreciation and
  amortization of $6,539,800 and $6,298,200,
  respectively .............................     5,353,400     5,434,400
GOODWILL less accumulated amortization of
  $1,764,800 and $1,726,200, respectively ..     1,171,700     1,210,400
DEFERRED INCOME TAXES, net of valuation
  allowance of $262,000 ....................     1,369,900     1,369,900
OTHER ASSETS ...............................     2,337,200     2,369,600
                                               -----------   -----------

  TOTAL ASSETS                                 $25,245,500   $23,968.800
                                               -----------   -----------
                                               -----------   -----------



The accompanying notes are an integral part of these statements.

                       QuesTech, Inc. and Subsidiaries

                    CONDENSED CONSOLIDATED BALANCE SHEET

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 Mar. 31       Dec. 31
                                                   1998          1997
                                                ---------      --------
                                               (Unaudited)     (Audited)
                                               -----------     ---------
CURRENT LIABILITIES
  Line of Credit ...........................   $ 4,937,900   $ 3,919,800
  Current maturities of long-term
    obligations payable ....................       514,000       511,900
  Accounts payable .........................     1,729,100     2,195,400
  Accrued liabilities ......................     5,649,100     5,095,800
  Income taxes
    Currently payable ......................       107,500           --
                                               -----------   -----------
       Total current liabilities ...........   $12,937,600   $11,722,900

LONG-TERM OBLIGATIONS ......................     1,401,200     1,527,800

INDEBTEDNESS TO RELATED PARTIES ............     1,574,100     1,542,900

ACCRUED POST-RETIREMENT BENEFIT COST .......     1,608,000     1,577,000

OTHER LONG-TERM OBLIGATIONS ................       870,600       894,300
                                               -----------   -----------
       Total Liabilities ...................   $18,391,500   $17,264,900
                                               -----------   -----------

STOCKHOLDERS' EQUITY
  Common stock - authorized 3,000,000
      shares of $.05 par value, issued
      1,925,904 and 1,657,304 shares,
      outstanding 1,916,004 and 1,618,557
      shares at March 31, 1998
      and December 31, 1997 ................        96,300        82,800
  Additional paid in capital ...............     5,012,900     2,878,300
  Retained earnings ........................     4,443,900     4,297,900
  Less Treasury Stock at cost ..............       (30,200)     (210,500)
  Due from SECT ............................    (2,668,900)     (344,600)
                                               -----------   -----------
       Total Stockholders' Equity ..........   $ 6,854,000   $ 6,703,900
                                               -----------   -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $25,245,500   $23,968,800
                                               -----------   -----------
                                               -----------   -----------

The accompanying notes are an integral part of these statements.

                       QuesTech, Inc. and Subsidiaries

               CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)



                                                    Three Months Ended March 31,
                                                         1998          1997
                                                         ----          ----

Revenues ......................................     $19,164,900    $19,812,700

Operating expenses
  Salaries, wages and employee benefits .......      11,009,500     10,186,800
  Other operating expenses ....................       7,675,900      9,275,400
                                                    -----------    -----------

        Total operating expenses ..............     $18,685,400    $19,462,200
                                                    -----------    -----------

        Income from operations ................         479,500        350,500

  Interest expense ............................        (226,000)      (139,500)
                                                    -----------    -----------

       Earnings before income taxes ...........     $   253,500    $   211,000

Provision for income taxes ....................        (107,500)       (89,400)
                                                    -----------    -----------
       Net earnings ...........................     $   146,000    $   121,600
                                                    -----------    -----------
                                                    -----------    -----------

Earnings per share:
       Basic ..................................     $       .10    $       .08
       Diluted ................................     $       .10    $       .08

Weighted Average Number of common shares
 outstanding:
       Basic ..................................       1,443,062      1,436,862
       Diluted ................................       1,508,404      1,509,610


The accompanying notes are an integral part of these statements.

                       QuesTech, Inc. and Subsidiaries

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         Three Months
                                                        Ended March 31
                                                      ------------------
                                                      1998          1997
                                                      ----          ----
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:
  Net earnings ................................   $   146,000    $   121,600
Adjustments to reconcile net earnings to
  Net cash provided by operating activities:
    Depreciation and amortization .............       304,800        272,700
    Increase in value of Deferred Compensation
      Plan assets .............................       (45,000)       (50,000)
    Changes in assets and liabilities .........    (1,089,300)     1,296,600
                                                  -----------    -----------
      Net cash (used in) provided by
        operating activities ..................      (683,500)     1,640,900
                                                  -----------    -----------

Cash flows from investing activities:
  Capital expenditures ........................      (189,300)      (327,600)
                                                  -----------    -----------
      Net cash used in investing activities ...      (189,300)      (327,600)
                                                  -----------    -----------

Cash flows from financing activities:
  Increase(Decrease) in Line of Credit ........     1,018,100     (1,227,400)
  Cash proceeds from exercise of stock options          4,000         13,600
  Repayment of long-term debt .................      (124,500)       (97,400)
  Repayment of Other Long-Term Obligations ....       (21,700)       (20,000)
                                                  -----------    -----------
      Net cash provided by (used in) financing
        activities ............................       875,900     (1,331,200)
                                                  -----------    -----------

Net increase(decrease) in cash ................         3,100        (17,900)
Cash, beginning of period .....................       108,500         54,300
                                                  -----------    -----------
Cash, end of period ...........................   $   111,600    $    36,400
                                                  -----------    -----------
                                                  -----------    -----------

Cash payments for:
  Interest ....................................   $   224,100    $   133,600
  Income taxes ................................        15,800        268,300

Non-cash financing activities:
Issuance of 268,000 shares to the SECT ........     2,144,000            --
Sale of 28,847 shares of Treasury stock
  to the SECT .................................       180,300            --



The accompanying notes are an integral part of these statements.

                       QuesTech, Inc. and Subsidiaries

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)


                                                       Three Months
                                                      Ended March 31
                                                    -----------------
                                                    1998           1997
                                                    ----           ----
Common Stock:
  Beginning balance .........................  $    82,800     $    82,500
  Exercise of options .......................          100             200
  Issuance of shares to the SECT ............       13,400             --
                                               -----------     -----------
  Ending balance ............................       96,300          82,700
                                               -----------     -----------

Additional paid in capital
  Beginning balance .........................    2,878,300       2,835,600
  Exercise of options .......................        3,900          13,300
  Issuance of shares to the SECT ............    2,130,700             --
                                               -----------     -----------
  Ending balance ............................    5,012,900       2,848,900
                                               -----------     -----------

Retained Earnings
  Beginning balance .........................    4,297,900       3,652,000
  Net Earnings ..............................      146,000         121,600
                                               -----------     -----------
  Ending balance ............................    4,443,900       3,773,600
                                               -----------     -----------

Treasury Shares:
  Beginning balance .........................     (210,500)       (193,100)
  Re-issuance of shares .....................      180,300             --
  Exercise of options .......................          --              --
                                               -----------     -----------
  Ending balance ............................      (30,200)       (193,100)
                                               -----------     -----------

Due from SECT
  Beginning balance .........................     (344,600)       (344,600)
  Issuance of shares to the SECT ............   (2,324,300)           --
                                               -----------     -----------
  Ending balance ............................   (2,668,900)       (344,600)
                                               -----------     -----------
Total Stockholders' Equity ..................  $ 6,854,000     $ 6,167,500
                                               -----------     -----------
                                               -----------     -----------


The accompanying notes are an integral part of these statements.

                       QuesTech, Inc. and Subsidiaries

                 Notes to Consolidated Financial Statements
                           March 31, 1998 and 1997
                                 (Unaudited)




1.   General

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

2.   Earnings Per Share

     In 1997 the Financial Accounting Standards Board issued Financial Accounting Standard No. 128 (SFAS 128), "Earnings Per Share." This Statement replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator in the diluted EPS computation. Basic EPS ignores potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects potential dilution, dilution that would occur if securities were converted into common stock or other contracts to issue common stock were exercised, resulting in the issuance of addition common stock that would share in the earnings of the entity. In complying with the requirements of SFAS No. 128, the Company has restated all prior period EPS data.

     Although outstanding, the shares held by the Company-controlled Stock Employee Compensation Trust ("SECT") are excluded from the weighted average number of shares, for purposes of calculating earnings per share. As of March 31, 1998, a total of 366,600 shares are subject to outstanding stock option agreements and if dilutive, are accounted for as common stock equivalents under the treasury stock method. The strike prices of these options range from $4.00 to $7.70 per share. The average bid price of the Company's stock for the quarter ended March 31, 1998 was $6.83 per share.

     The following table reconciles basic and diluted EPS:

                                                      Three Months
                                                     Ended March 31
                                                   ------------------
                                                   1998         1997
                                                   ----         ----
Numerator
Net Income                                      $  146,000    $  121,600
                                                ----------    ----------
                                                ----------    ----------

Denominator
Denominator for basic EPS-weighted
 average shares                                  1,443,062     1,436,862

Effect of dilutive securities stock options         65,342        72,748
                                                ----------    ----------

Denominator for diluted EPS                      1,508,404     1,509,610
                                                ----------    ----------
                                                ----------    ----------

Disclosures about Segments of an Enterprise and Related Information

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," effective for periods beginning after December 15, 1997. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

     The Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application shall be reported in financial statements for interim periods in the second year of application. The Company has opted to comply with the Statement's requirements effective with its filing of the 1998 10-K.

Item 2.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations


RESULTS OF OPERATIONS

     The following table sets forth major items included in the Unaudited Consolidated Statement of Earnings as a percentage of revenue.

                                                  Three Months Ended
                                                       March 31
                                                  ------------------
                                                   1998        1997
                                                   ----        ----
Revenues                                          100.00%     100.00%
Operating Expenses                                 97.50%      98.23%
                                                  ------      ------
Income from operations                              2.50%       1.77%
Interest                                           (1.18%)      (.70%)
Provision for income taxes                          (.56%)      (.45%)
                                                  ------      ------
     Net Earnings                                    .76%        .62%
                                                  ------      ------
                                                  ------      ------


     Revenues for the three months ended March 31, 1998 were $19.2 million, down 3% when compared with the same period in 1997. Revenues were impacted by a revenue decline in the government contracts segment, as a result of the transition of work associated with the Company's largest contract, TEFS, from the former Vint Hills Farm Station in Warrenton, Virginia to Fort Monmouth, New Jersey adjacent to the Army's Communications Electronics Command. TEFS' revenues accounted for only 30% of the Company's combined government contract revenues during the first quarter of 1998, as compared to 37% during the same period last year. In addition, revenues from another large Army contract, HTRD, declined as it nears completion this year. Revenue reductions from these two contracts were partially mitigated by growth in new business, particularly in video graphics production and technical and engineering acquisition support.

     In the commercial segment, revenues were $16,700 during the first quarter of 1998. Production, which was expected to commence in March, 1998, has been postponed until the second quarter of 1998 at the request of the customer. There were no reportable revenues during the first quarter of 1997.

     Salaries, wages and employee benefits as a component of total operating expenses increased as a result of additional direct labor requirements for contracts awarded late 1997. Other operating expenses declined as a result of reduced contractual requirements for pass-through expenses, primarily for TEFS, and delays in bid and proposal (B & P) expenditures. Management expects B & P expenditures to increase during the course of the year. In addition, management undertook a major cost containment initiative in order to temper the rate of increase of certain indirect expenses, thereby benefiting profitability of certain T & M (time and materials) contracts. In the aggregate, total operating expenses for the first quarter of 1998 declined by approximately 4% when compared with the same period last year.

     Income from operations at March 31, 1998, was $479,500, up 37% compared to the same period last year. Expense decline and improved margins on certain contracts contributed to the growth in income from operations.

     During the first quarter of 1998, pretax income was $253,500, which increased 20% over the same period in 1997 notwithstanding the increased interest expense arising from higher levels of borrowing under the line of credit. Earnings per share were $.10 on net earnings of $146,000, up 25% and 20% respectively over the same period last year, when earnings per share were $.08 on net earnings of $121,600.

LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth certain financial data with respect to changes in the Company's liquidity and capital resources since December 31, 1997 (in thousands of dollars except for ratios):

                             3/31/98       12/31/97    NET CHANGES
                             -------       --------    -----------
Working capital              $ 2,075        $ 1,862      $  213
Current assets                15,013         13,585       1,428
Current liabilities           12,938         11,723       1,215
Working capital ratio (1)      1.16           1.16          --

(1) Current assets over current liabilities.

     During the first quarter of 1998, the Company used borrowings under its line of credit facility to finance its operations and capital expenditures. Capital expenditures were incurred primarily to expand the Company's wide area network by two additional sites and to upgrade PC (personal computers) equipment. Cash flows from operations were impacted by a recent increase in receivables, pending receipt of additional funding.

     In addition, during the first quarter of 1998, the Company allocated 268,000 shares of newly issued common stock and re-issued 28,847 shares of Treasury stock to the SECT. In consideration for the subject shares, the SECT executed a promissory note to the Company in the amount of $2.3 million. The note will be liquidated upon the SECT's release of shares of stock to fund the exercise of stock options granted to certain Company employees under the Company's various stock option plans.

     Subsequent to the date of the financial statements, the Company renegotiated an increase in its line of credit from $6 million to $8 million and an extension of the term to March 31, 1999. Other terms of the agreement did not materially change.

YEAR 2000 ISSUE

     Management has undertaken an investigation of whether the Company will be adversely impacted by the issue of whether its systems are year 2000 compliant. Based on this review, management has determined that a material adverse impact on the Company's financial statements is unlikely.

INFLATION

     During the first quarter of 1998, the impact of inflation on the Company's costs has been minimal. Inflationary costs are normally anticipated in the pricing structure of contracts and recovered through the reimbursement of contract costs incurred.

BACKLOG

     Set forth in the table below is the Company's funded and unfunded backlog as of March 31, 1998 and March 31, 1997.

                Funded Backlog                 Unfunded Backlog
                --------------                 ----------------
                   March 31                        March 31
                   --------                        --------
              1998          1997              1998           1997
              ----          ----              ----           ----

          $43,334,536   $37,117,900      $315,916,164   $360,272,800

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


Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits required in connection with this quarterly report on Form 10-Q are listed in the Exhibit Index following the signature page. Certain of such exhibits, which have heretofore been filed with the Securities and Exchange Commission and which are designated by reference to their exhibit numbers in prior filings are incorporated herein as exhibits by such reference and made a part hereof.

     (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                QuesTech, Inc.
                                       --------------------------------
                                                 (Registrant)




Date:   May 6, 1998                         V. L. Salvatori
     ----------------------            --------------------------------
                                          Vincent L. Salvatori
                                          Chief Executive Officer and
                                          Chairman of the Board



Date:   May 6, 1998                         J. P. O'Connell, Jr.
     ----------------------            --------------------------------
                                          Joseph P. O'Connell, Jr.
                                          Vice President and
                                          Chief Financial Officer

                               INDEX TO EXHIBITS

                                                                   Sequential
Exhibit No.      Description                                      page numbers
-----------      -----------                                      ------------
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

               (b)  Amended and Restated Stock Employee              32
                    Compensation Trust dated March 25,
                    1998

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


               (b)  Amendment No. 2, dated December 23,               *
                    1997, to the Amended and Restated
                    Loan and Security Agreement between
                    Signet Bank and Registrant, incorpor-
                    ated by reference to Exhibit 10.10(b)
                    of registrant's Annual Report on
                    Form 10-K for the period ended
                    December 31, 1997

               (c)  Amendment No. 3, dated April 5, 1998,            19
                    to the Amended and Restated Loan and
                    Security Agreement between First
                    Union National Bank, successor by
                    merger to Signet Bank and Registrant

               (d)  Amendment No. 4, dated April 28, 1998,           26
                    to the Amended and Restated Loan and
                    Security Agreement between First
                    Union National Bank, successor by
                    merger to Signet Bank and Registrant

10.11          Equipment Lease between General                        *
               Electric Capital Corporation and
               Registrant, dated October 24, 1996
               incorporated by reference to Exhibit 10(x)
               of Registrant's Quarterly Report on Form 10-Q
               for the period ended September 30, 1996

10.12          1996 Incentive Stock Option Plan dated                 *
               May 24, 1996, incorporated by reference to
               Exhibit 10(a)(i) of Registrant's Annual Report
               on Form 10-K for the period ended
               December 31, 1996

               (a)  Amendment No. 1, dated March 15,                  *
                    1997, to 1996 Incentive Stock
                    Option Plan, incorporated by
                    reference to Exhibit 10.12(a) of
                    Registrant's Annual Report on
                    Form 10-K for the period ended
                    December 31, 1997

10.13          Stock Option Plan for Non-employee                     *
               Directors, dated November 1, 1996,
               incorporated by reference to Exhibit
               10(a)(ii) of Registrant's Annual
               Report on Form 10-K for the period
               ended December 31, 1996


10.14          Sixth Amended Employment Agreement                     *
               between Vincent L. Salvatori and Registrant,
               dated November 24, 1997, incorporated by
               reference to Exhibit 10.14 of Registrant's
               Annual Report on Form 10-K for the period
               ended December 31, 1997

10.15          Third Amended Employment Agreement                     *
               between Gerald F. Mayefskie and Registrant,
               dated November 17, 1997, incorporated by
               reference to Exhibit 10.15 of Registrant's
               Annual Report on Form 10-K for the period
               ended December 31, 1997

10.16          First Amendment to Deed of Lease                       *
               between John Hancock Mutual Life
               Insurance Company and the Registrant,
               dated December 31, 1997, incorporated
               by reference to Exhibit 10.16 of
               Registrant's Annual Report on Form
               10-K for the period ended
               December 31, 1997

21             Subsidiaries of the Registrant,                        *
               incorporated by reference to Exhibit
               21 of Registrant's Annual Report on
               Form 10-K for the period ended
               December 31, 1997

27             Financial Data Schedule                               48

 * Previously filed; incorporated herein by reference.