Form 10-Q
period 1998-06-30
QUESTECH INC
filed 1998-08-14
CIK 737033

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                 ---------------
                                    FORM 10-Q

[X] Quarterly Report, Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended June 30, 1998, or

[ ] Transition Report, Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the Transition Period _____ to ______

                         Commission File Number 2-88617

                                 QuesTech, Inc.
             (Exact name of Registrant as specified in its charter)

                                ----------------

          Virginia                                   54-0844913
--------------------------------         ------------------------------------
(State or other jurisdiction of         (IRS Employer Identification Number)
 incorporation or organization)


7600-A Leesburg Pike,
Falls Church, Virginia                                  22043
---------------------------------         -----------------------------------
(Address of principal executive offices)              (Zip code)


                                 (703) 760-1000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X      No
                                  ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Common Stock, $0.05 par value                   1,916,004
        -----------------------------                 -----------------------
                    Class                             Outstanding as of
                                                      August 12, 1998

                         QuesTech, Inc. and Subsidiaries

                                    Form 10-Q
                       For the Quarter Ended June 30, 1998

                                    I N D E X





                                                            Page No.
                                                            -------

PART I.           Financial Information

  Item 1  Financial Statements

     CONDENSED CONSOLIDATED BALANCE SHEET                      3

     CONSOLIDATED STATEMENTS OF EARNINGS                     5-6

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS           7

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY           8

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                9

  Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations       12

PART II.  Other Information

  Item 1  Legal Proceedings                                   15

  Item 6  Exhibits and Reports on Form 8K                     15

Officers' Signatures                                          16

Index to Exhibits                                             17

                         QuesTech, Inc. and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                  ASSETS


                                                 Jun. 30       Dec. 31
                                                   1998          1997
                                                ---------      ---------
                                               (Unaudited)     (Audited)
                                               -----------     ---------
CURRENT ASSETS
  Cash and cash equivalents ................   $    89,400   $   108,500
  Accounts receivable ......................    16,863,700    13,002,000
  Inventories ..............................        89,600        69,200
  Prepaid expenses and other ...............       243,400       165,300
  Deferred income taxes ....................       239,500       239,500
                                               -----------   -----------
       Total Current Assets ................   $17,525,600   $13,584,500

EQUIPMENT AND LEASEHOLD IMPROVEMENTS - at
  cost less accumulated depreciation and
  amortization of $6,834,100 and $6,298,200,
  respectively .............................     5,220,100     5,434,400
GOODWILL, less accumulated amortization of
  $1,817,700 and $1,726,200, respectively ..     1,118,900     1,210,400
DEFERRED INCOME TAXES, net of valuation
  allowance of $262,000 ....................     1,369,900     1,369,900
OTHER ASSETS ...............................     2,248,500     2,369,600
                                               -----------   -----------
  TOTAL ASSETS                                 $27,483,000   $23,968,800
                                               -----------   -----------
                                               -----------   -----------



The accompanying notes are an integral part of these statements.

                         QuesTech, Inc. and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                 Jun. 30       Dec. 31
                                                   1998          1997
                                                ---------      ---------
                                               (Unaudited)     (Audited)
                                                ---------      ---------
CURRENT LIABILITIES
  Line of Credit ...........................   $ 4,883,200   $ 3,919,800
  Current maturities of long-term
    obligations payable ....................       512,000       511,900
  Accounts payable .........................     4,011,100     2,195,400
  Accrued liabilities ......................     5,248,000     5,095,800
  Income taxes
    Currently payable ......................       239,700           --
                                               -----------   -----------
       Total Current Liabilities ...........   $14,894,000   $11,722,900

LONG-TERM OBLIGATIONS ......................     1,274,900     1,527,800

INDEBTEDNESS TO RELATED PARTIES ............     1,625,400     1,542,900

ACCRUED POST-RETIREMENT BENEFIT COST .......     1,739,600     1,577,000

OTHER LONG-TERM OBLIGATIONS ................       846,200       894,300
                                               -----------   -----------
       Total Liabilities ...................   $20,380,100   $17,264,900
                                               -----------   -----------

STOCKHOLDERS' EQUITY
  Common stock - authorized 3,000,000
      shares of $.05 par value, issued
      1,925,904 and 1,657,304 shares,
      outstanding 1,916,004 and 1,618,557
      shares at June 30, 1998
      and December 31, 1997 ................        97,100        82,800
  Additional paid in capital ...............     5,081,300     2,878,300
  Retained earnings ........................     4,623,600     4,297,900
  Less Treasury Stock at cost ..............       (30,200)     (210,500)
  Due from SECT ............................    (2,668,900)     (344,600)
                                                ----------      --------
       Total Stockholders' Equity ..........   $ 7,102,900   $ 6,703,900
                                               -----------   -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $27,483,000   $23,968,800
                                               -----------   -----------
                                               -----------   -----------



The accompanying notes are an integral part of these statements.

                         QuesTech, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)



                                                 Three Months Ended June 30,
                                                      1998          1997
                                                      ----          ----
Revenues ......................................  $21,456,100    $19,354,300

Operating expenses
  Salaries, wages and employee benefits .......   11,098,700     10,118,300
  Other operating expenses ....................    9,414,000      8,231,800
                                                 -----------    -----------
        Total operating expenses ..............   20,512,700     18,350,100
                                                 -----------    -----------

Earnings from continuing operations ...........      943,400      1,004,200

  Interest expense ............................     (229,400)      (118,700)
                                                 -----------    -----------

  Earnings from continuing operations
    before income taxes .......................      714,000        885,500

Provision for income taxes ....................     (302,800)      (375,400)
                                                 -----------    -----------
  Net earnings from continuing operations .....      411,200        510,100

Discontinued operations:
        Loss from discontinued
          operations, net of tax effect .......     (231,500)      (340,000)
                                                 -----------    -----------

Net earnings (loss) ...........................  $   179,700    $   170,100
                                                 -----------    -----------
                                                 -----------    -----------

Earnings per share, continuing operations:
  Basic .......................................  $       .28    $       .36
  Diluted .....................................          .25            .34

Earnings (loss) per share, discontinued
 operations:
  Basic .......................................  $      (.16)   $      (.24)
  Diluted .....................................         (.14)          (.23)

Earnings (loss) per share:
  Basic .......................................  $       .12    $       .12
  Diluted .....................................          .11            .11

Weighted Average Number of common shares
 outstanding:
   Basic ......................................    1,455,135      1,438,423
   Diluted ....................................    1,661,027      1,512,956


The accompanying notes are an integral part of these statements.

                         QuesTech, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)



                                                 Six Months Ended June 30,
                                                      1998          1997
                                                      ----          ----
Revenues ......................................  $40,604,300    $39,167,000

Operating expenses
  Salaries, wages and employee benefits .......   21,977,500     20,163,200
  Other operating expenses ....................   16,759,800     17,230,200
                                                 -----------    -----------
        Total operating expenses ..............   38,737,300     37,393,400
                                                 -----------    -----------

Earnings from continuing operations ...........    1,867,000      1,773,600

  Interest expense ............................     (419,900)      (217,200)
                                                 -----------    -----------

  Earnings from continuing operations
    before income taxes .......................    1,447,100      1,556,400

Provision for income taxes ....................     (613,600)      (659,900)
                                                 -----------    -----------
  Net earnings from continuing operations .....      833,500        896,500

Discontinued operations:
        Loss from discontinued
          operations, net of tax effect .......     (507,800)      (604,800)
                                                 -----------    -----------

Net earnings (loss) ...........................  $   325,700    $   291,700
                                                 -----------    -----------
                                                 -----------    -----------

Earnings per share, continuing operations:
  Basic .......................................  $       .58    $       .62
  Diluted .....................................          .53            .59

Earnings (loss) per share, discontinued operations:
  Basic .......................................  $      (.35)   $      (.42)
  Diluted .....................................         (.32)          (.40)

Earnings (loss) per share:
  Basic .......................................  $       .23    $       .20
  Diluted .....................................          .21            .19

Weighted average number of common shares outstanding:
    Basic .....................................    1,449,132      1,437,686
    Diluted ...................................    1,584,749      1,510,431



The accompanying notes are an integral part of these statements.

                         QuesTech, Inc. and Subsidiaries

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                          Six Months
                                                         Ended June 30
                                                      ------------------
                                                      1998          1997
                                                      ----          ----
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:
  Net earnings .................................  $   325,700    $   291,700

Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Loss from discontinued operations ..........      507,800        604,800
    Depreciation and amortization ..............      554,300        429,000
    Increase in value of Deferred Compensation
      Plan assets ..............................      (90,000)       (88,700)
    (Increase) decrease in net assets of
      discontinued operations ..................          200           (200)
    Changes in assets and liabilities ..........     (237,100)       676,500
                                                  -----------    -----------
      Net cash provided by continuing
        operations .............................    1,060,900      1,913,100
                                                  -----------    -----------


Cash flows from investing activities:
  Capital expenditures .........................     (400,100)      (732,200)
  Investment in other assets ...................          --        (128,500)
                                                  -----------    -----------
      Net cash (used in) investing activities ..     (400,100)      (860,700)
                                                  -----------    -----------
Cash flows from financing activities:
  Increase (decrease) in line of credit ........      963,400       (911,500)
  Cash proceeds from exercise of stock options .       73,200         16,000
  Repayment of long-term debt ..................   (1,672,100)       (74,800)
  Repayment of other long-term obligations .....      (44,400)       (20,600)
                                                  -----------    -----------
      Net cash (used in) financing activities ..     (679,900)      (990,900)
                                                  -----------    -----------

Net increase (decrease) in cash ................      (19,100)        61,500
Cash, beginning of period ......................      108,500         54,300
                                                  -----------    -----------
Cash, end of period ............................  $    89,400    $   115,800
                                                  -----------    -----------
                                                  -----------    -----------

Cash payments for:
  Interest .....................................  $   484,300    $   224,300
  Income taxes .................................          --         117,000

Non-cash financing activities:
Issuance of 268,000 shares to the SECT .........  $ 2,144,000            --
Sale of 28,847 shares of Treasury stock
  to the SECT ..................................  $   180,300            --



The accompanying notes are an integral part of these statements.

                         QuesTech, Inc. and Subsidiaries

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)


                                                       Six Months
                                                      Ended June 30
                                                    1998         1997
Common Stock:
  Beginning balance .........................  $    82,800    $   82,500
  Exercise of options .......................          900           --
  Issuance of shares to the SECT ............       13,400           200
                                               -----------    ----------
  Ending balance ............................       97,100        82,700
                                               -----------    ----------

Additional paid in capital
  Beginning balance .........................    2,878,300     2,835,600
  Exercise of options .......................       72,400        14,800
  Issuance of shares to the SECT ............    2,130,600           --
                                               -----------    ----------
  Ending balance ............................    5,081,300     2,850,400
                                               -----------    ----------

Retained Earnings
  Beginning balance .........................    4,297,900     3,652,000
  Net Earnings ..............................      325,700       291,700
                                               -----------    ----------
  Ending balance ............................    4,623,600     3,943,700
                                               -----------    ----------

Treasury Shares:
  Beginning balance .........................     (210,500)     (193,100)
  Issuance of shares to the SECT ............      180,300           --
  Exercise of options .......................          --          1,000
                                               -----------    ----------
  Ending balance ............................      (30,200)     (192,100)
                                               -----------    ----------

Due from SECT
  Beginning balance .........................     (344,600)     (344,600)
  Issuance of shares to the SECT ............   (2,324,300)          --
                                               -----------    ----------
  Ending balance ............................   (2,668,900)     (344,600)
                                               -----------    ----------

Total Stockholders' Equity ..................  $ 7,102,900    $6,340,100
                                               -----------    ----------
                                               -----------    ----------




The accompanying notes are an integral part of these statements.

                         QuesTech, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                             June 30, 1998 and 1997
                                   (Unaudited)


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

         Subsequent to the date of the financial statements, the Company has announced that a definitive purchase agreement has been approved by the Boards of Directors of CACI International Inc. and QuesTech, Inc. and executed by both parties for CACI to acquire, through a subsidiary, all of the issued and outstanding shares of the company.

         Closing is still subject to regulatory approval, disposal of QuesTech's wholly owned subsidiary, QuesTech Packaging, Inc. and QuesTech shareholder approval.

         Assuming successful completion of the actions listed above, CACI and QuesTech anticipate closing the acquisition in late September or early October of 1998.

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

  Basic EPS ignores potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects potential dilution, dilution that would occur if securities were converted into common stock or other contracts to issue common stock were exercised, resulting in the issuance of additional common stock that would share in the earnings of the entity. In complying with the requirements of SFAS No. 128, the Company has restated all prior period EPS data.

         Although outstanding, the shares held by the Company-controlled Stock Employee Compensation Trust ("SECT") are excluded from the weighted average number of shares, for purposes of calculating earnings per share. As of June 30, 1998, a total of 354,600 shares are subject to outstanding stock option agreements and if dilutive, are accounted for as common stock equivalents under the treasury stock method. The strike prices of these options range from $4.00 to $7.70 per share. The average bid price of the Company's stock for the quarter ended June 30, 1998 was $13.65 per share.

         The following table reconciles basic and diluted EPS:


                                                       Six Months
                                                     Ended June 30
                                                     -------------
                                                   1998         1997
                                                   ----         ----
Numerator

Net Income                                      $  325,700   $  291,700
                                                ----------   ----------
                                                ----------   ----------
Denominator
Denominator for basic EPS-weighted
 average shares                                  1,449,132    1,437,686

Effect of dilutive stock options                   135,617       72,745
                                                ----------   ----------
Denominator for diluted EPS                      1,584,749    1,510,431
                                                ----------   ----------
                                                ----------   ----------


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

Discontinued Operations

         During the second quarter of 1998, as a result of the potential merger of QuesTech and CACI International, a decision was made to dispose of the commercial packaging operation, QuesTech Packaging, Inc. (QTPI). QTPI designs and manufactures plastic containers utilizing its patented process and custom designed manufacturing equipment.

         QuesTech management is exploring various alternatives for disposing of the business of QuesTech Packaging, Inc. Therefore, terms of the disposal are not known at this time. Management intends to consummate the disposal prior to the proposed merger described above. The Company has elected to treat the financial results of QTPI as discontinued operations for statement presentation purposes in the Consolidated Statement of Earnings and the Condensed Consolidated Statements of Cash Flows.

         Based upon the alternatives presently available to the Company for affecting this disposal, no adjustment has been made to the carrying value of QTPI's net assets.

Item 2.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations

RESULTS OF OPERATIONS

         The following table sets forth major items reflected in the Unaudited Consolidated Statement of Earnings as a percentage of revenue.


                                                   Six Months Ended
                                                       June 30
                                                   ------------------
                                                   1998        1997
                                                   ----        ----
Revenues                                          100.00%     100.00%
Operating Expenses                                 95.40%      95.47%
                                                  ------      ------
Earnings from continuing operations                 4.60%       4.53%
Interest                                           (1.03%)      (.55%)
Provision for income taxes                         (1.51%)     (1.68%)
                                                  ------      ------
Net earnings from continuing operations             2.06%       2.30%
Discontinued operations (net of tax)               (1.25%)     (1.54%)
                                                  ------      ------

     Net Earnings                                    .81%        .76%
                                                     ---         ---
                                                     ---         ---


Continuing Operations

         For the six months ended June 30, 1998, the Company's revenues were $40.6 million, up 3.7% over the same period for the previous year. The increase resulted from new contracts awarded to the Company's QuesTech Service Company ("QTSC") subsidiary in late 1997 and early 1998. The revenues of QuesTech Research Division ("QTRD") declined as a result of a decrease in subcontracts/materials tasking. QTRD's largest contract, TEFS, a U.S. Army contract, accounted for 44% of the Division's combined government contract revenues during the six months ended June 30, 1998, as compared to 49% during the same period last year.

         Operating expenses were $38.7 million for the six months ended June 30, 1998, up 3.6% over the same period for 1997. An increase in salaries, wages and employee benefits resulted from increased direct labor; specifically, new hires for new contract awards. For the same period, other operating expenses declined by 2.7% due to reduced contractual requirements for pass-through expenses, primarily for TEFS. The decline in other operating expenses as a percentage of total revenues has resulted in an increase in earnings from continuing operations of 5.3% to $1,867,000 for the six months ended June 30, 1998.

         Revenues for the second quarter of 1998 increased by 10.9% to $21.5 million when compared with the same period last year. Other operating expenses increased 14.4% as a result of new subcontract/materials-intensive contractual requirements. Total operating expenses increased by 11.8% to $20.5 million. This has resulted in a decrease in earnings from continuing operations by 6.1% to $943,400 for the quarter compared to the same period last year.

         Despite improved operating margins, pretax earnings from continuing operations declined to $714,000 for the quarter and $1,447,100 for the six-month period ended June 30, 1998 due to a significant increase in interest costs. Basic earnings per share were $.23 on net earnings of $325,700 for the six months ended June 30, 1998, up 15% and 11.7%, respectively, over the same period last year, when basic earnings per share were $.20 on net earnings of $291,700.

LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth certain financial data with respect to changes in the Company's liquidity and capital resources since December 31, 1997: (in thousands of dollars except for ratios)


                             6/30/98       12/31/97    NET CHANGES
                             -------       --------    -----------
Working capital              $ 2,632        $ 1,862      $  770
Current assets                17,526         13,585       3,941
Current liabilities           14,894         11,723       3,171
Working capital ratio (1)       1.18           1.16         .02

(1) Current assets over current liabilities.

         During the second quarter of 1998, the Company continued to use borrowings under its line of credit facility to finance its operations and capital expenditures. Cash flows from operations were impacted by a recent increase in receivables due to a change in payment practices by certain government agencies.

         In April of 1998, the Company renegotiated an increase in its line of credit from $6 million to $8 million and an extension of the term to May 31, 1999. Other terms of the agreement did not materially change.

YEAR 2000 ISSUE

         Management has completed its investigation of whether the Company will be adversely impacted by the issue of whether its systems are Year 2000 compliant. Based on this review, management has determined that a material adverse impact on the Company's financial statements is unlikely.

INFLATION

         During the second quarter of 1998, the impact of inflation on the Company's costs has been minimal. Inflationary costs are normally anticipated in the pricing structure of contracts and recovered through the reimbursement of contract costs incurred.

BACKLOG

         Set forth in the table below is the Company's funded and unfunded backlog as of June 30, 1998 and June 30, 1997.


                Funded Backlog                 Unfunded Backlog
                --------------                 ----------------
                   June 30                        June 30
                   -------                        -------
              1998          1997              1998           1997
              ----          ----              ----           ----
          $31,748,100   $38,608,600      $298,955,600   $367,148,200

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

                                     PART II


Item 1.  Legal Proceedings

         The Company, including its subsidiaries, is not subject to any material pending legal proceedings, and none of the assets of the Company or its subsidiaries are subject to any such proceedings, other than routine litigation, if any, incidental to the business and against which the Company is either adequately insured, or which is not material.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders was held on May 15, 1998 at the Embassy Suites Hotel, 8517 Leesburg Pike, Vienna, Virginia 22182. At the Annual Meeting, 91.2% of all outstanding stock entitled to vote was represented by persons in attendance or by proxy. All nominees to the Board of Directors were elected and all of the directors (Vincent L. Salvatori, Gerald F. Mayefskie, Sebastian P. Musco, Vincent M. Russo and Edward G. Broenniman), received at least 1,556,738 votes or 80.8% of the votes counted. The re-appointment of Grant Thornton LLP, as the independent auditors of the Company for the fiscal year ended December 31, 1998, was approved by a vote of 1,583,110 (for) to 147,124 (against), with 25,729 votes abstaining.

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

         (b) On June 4, 1998, the Company filed a Current Report on Form 8-K reporting that on May 18, 1998 the Company had entered into a Letter of Intent with CACI International Inc. expressing the mutual intent of the parties for CACI to acquire, through a subsidiary, all of the issued and outstanding shares of the Company.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                QuesTech, Inc.
                                         --------------------------------
                                                 (Registrant)




Date:      August 12, 1998                  Vincent L. Salvatori
         --------------------            --------------------------------
                                          Vincent L. Salvatori
                                          Chief Executive Officer and
                                          Chairman of the Board



Date:      August 12, 1998                  Joseph P. O'Connell, Jr.
         --------------------            --------------------------------
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

                           (b)      Amended and Restated Stock Employee                                            *
                                    Compensation Trust dated March 25, 1998

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

10.10                      Amended and Restated Loan and Security                                                  *
                           Agreement between Signet Bank and the
                           Registrant, dated June 3, 1996 incorporated by
                           reference to Exhibit 10(r) of Registrant's Quarterly
                           Report on Form 10-Q for the period ended June 30, 1996

                           (a)      Amendment No. 1, dated May 31,                                                 *
                                    1997, to the Amended and Restated
                                    Loan and Security Agreement between
                                    Signet Bank and Registrant, incorporated by
                                    reference to Exhibit 10(t) of Registrant's
                                    Quarterly Report on Form 10-Q for the period
                                    ended June 30, 1997

                           (b)      Amendment No. 2, dated December 23,                                            *
                                    1997, to the Amended and Restated
                                    Loan and Security Agreement between
                                    Signet Bank and Registrant, incorporated by
                                    reference to Exhibit 10.10(b) of
                                    registrant's Annual Report on Form 10-K for
                                    the period ended December 31, 1997




                           (c)      Amendment No. 3, dated April 5, 1998,                                          *
                                    to the Amended and Restated Loan and
                                    Security Agreement between First
                                    Union National Bank, successor by
                                    merger to Signet Bank and Registrant
                                    incorporated by reference to Exhibit
                                    10.10(c) of Registrant's Quarterly
                                    Report on Form 10-Q for the period
                                    ended March 31, 1998

                           (d)      Amendment No. 4, dated April 28, 1998,                                         *
                                    to the Amended and Restated Loan and
                                    Security Agreement between First
                                    Union National Bank, successor by
                                    merger to Signet Bank and Registrant
                                    incorporated by reference to Exhibit
                                    10.10(d) of Registrant's Quarterly
                                    Report on Form 10-Q for the period
                                    ended March 31, 1998

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

10.17                      Letter of Intent between the Regis-                                                     *
                           trant and CACI International Inc.,
                           dated May 18, 1998, incorporated
                           herein by reference to Exhibit 2
                           of Registrant's Current Report on
                           Form 8-K filed on June 4, 1998

21                         Subsidiaries of the Registrant,                                                         *
                           incorporated by reference to Exhibit
                           21 of Registrant's Annual Report
                           on Form 10-K for the period ended
                           December 31, 1997

27                         Financial Data Schedule                                                                 21

* Previously filed; incorporated herein by reference.